Form 10-Q
period 2024-03-29
Leidos Holdings, Inc.
filed 2024-04-30
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of April 23, 2024, was 135,211,535 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2024	December 29, 2023
	(unaudited; in millions, except share and per share data)
Assets:
Cash and cash equivalents	$633	$777
Receivables, net	2,713	2,429
Inventory, net	318	310
Other current assets	486	489
Total current assets	4,150	4,005
Property, plant and equipment, net	972	961
Intangible assets, net	629	667
Goodwill	6,099	6,112
Operating lease right-of-use assets, net	493	512
Other long-term assets	474	438
Total assets	$12,817	$12,695

Liabilities:
Accounts payable and accrued liabilities	$2,301	$2,277
Accrued payroll and employee benefits	740	695
Current portion of long-term debt	43	18
Total current liabilities	3,084	2,990
Long-term debt, net of current portion	4,636	4,664
Operating lease liabilities	495	516
Other long-term liabilities	289	267
Total liabilities	8,504	8,437

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized,135,097,654 and 135,766,419 shares issued and outstanding at March 29, 2024, and December 29, 2023, respectively	—	—
Additional paid-in capital	1,735	1,885
Retained earnings	2,595	2,364
Accumulated other comprehensive loss	(72)	(48)
Total Leidos stockholders’ equity	4,258	4,201
Non-controlling interest	55	57
Total stockholders' equity	4,313	4,258
Total liabilities and stockholders' equity	$12,817	$12,695

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 29, 2024	March 31, 2023
	(unaudited; in millions, except per share data)
Revenues	$3,975	$3,699
Cost of revenues	3,337	3,204
Selling, general and administrative expenses	226	233
Acquisition, integration and restructuring costs	4	3
Equity earnings of non-consolidated subsidiaries	(7)	(6)
Operating income	415	265
Non-operating income (expense):
Interest expense, net	(49)	(54)
Other income (expense), net	2	(4)
Income before income taxes	368	207
Income tax expense	(85)	(43)
Net income	$283	$164
Less: net (loss) income attributable to non-controlling interest	(1)	2
Net income attributable to Leidos common stockholders	$284	$162

Earnings per share:
Basic	$2.09	$1.18
Diluted	2.07	1.17

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 29, 2024	March 31, 2023
	(unaudited; in millions)
Net income	$283	$164
Foreign currency translation adjustments	(27)	15
Unrecognized gain (loss) on derivative instruments	2	(5)
Pension adjustments	1	(1)
Total other comprehensive (loss) income, net of taxes	(24)	9
Comprehensive income	259	173
Less: net (loss) income attributable to non-controlling interest	(1)	2
Comprehensive income attributable to Leidos common stockholders	$260	$171

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(unaudited; in millions, except per share data)
Balance at December 29, 2023	136	$1,885	$2,364	$(48)	$4,201	$57	$4,258
Net income (loss)	—	—	284	—	284	(1)	283
Other comprehensive loss, net of taxes	—	—	—	(24)	(24)	—	(24)
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(184)	—	—	(184)	—	(184)
Dividends of $0.38 per share	—		(53)	—	(53)	—	(53)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 29, 2024	135	$1,735	$2,595	$(72)	$4,258	$55	$4,313

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(unaudited; in millions, except per share data)
Balance at December 30, 2022	137	$2,005	$2,367	$(73)	$4,299	$54	$4,353
Net income	—	—	162	—	162	2	164
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	—	(43)	—	—	(43)	—	(43)
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	18	—	—	18	—	18
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	137	$1,994	$2,479	$(64)	$4,409	$55	$4,464
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 29, 2024	March 31, 2023
	(unaudited; in millions)
Cash flows from operations:
Net income	$283	$164
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	69	82
Stock-based compensation	20	18
Deferred income taxes	(25)	(43)
Other	(6)	5
Change in assets and liabilities:
Receivables	(281)	(166)
Other current assets and other long-term assets	(35)	(9)
Accounts payable and accrued liabilities and other long-term liabilities	(101)	(97)
Accrued payroll and employee benefits	48	13
Income taxes receivable/payable	91	(65)
Net cash provided by (used in) operating activities	63	(98)
Cash flows from investing activities:
Payments for property, equipment and software	(17)	(39)
Other	5	—
Net cash used in investing activities	(12)	(39)
Cash flows from financing activities:
Proceeds from debt issuance	—	1,743
Repayments of borrowings	(4)	(1,711)
Payments for debt issuance costs	—	(7)
Dividend payments	(53)	(50)
Repurchases of stock and other	(183)	(43)
Proceeds from issuances of stock	13	12
Net capital distributions to non-controlling interests	(1)	(1)
Net cash used in financing activities	(228)	(57)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4)	2
Net decrease in cash, cash equivalents and restricted cash	(181)	(192)
Cash, cash equivalents and restricted cash at beginning of period	928	683
Cash, cash equivalents and restricted cash at end of period	747	491
Less: restricted cash at end of period	114	112
Cash and cash equivalents at end of period	$633	$379

Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$2	$135
Cash paid for interest	61	45
Non-cash investing activity:
Property, plant and equipment additions	$35	$1
Non-cash financing activity:
Finance lease obligations	$—	$65
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
During the quarter ended March 29, 2024, we completed a realignment of our segment and reporting structure, which resulted in the identification of four reportable segments: National Security and Digital, Health & Civil, Commercial & International and Defense Systems. We commenced operating and reporting under the new organizational structure effective the first day of fiscal 2024. In addition, we separately present the unallocable costs associated with corporate functions as Corporate. As a result of this change, prior year segment results and disclosures have been recast to reflect the current reportable segment structure.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the U.S. Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for doubtful accounts, inventories, right-of-use assets and lease liabilities, fair value and impairment of intangible assets and goodwill, income taxes, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We combined "Deferred tax liabilities" into "Other long-term liabilities" on the condensed consolidated balance sheets.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on February 13, 2024.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Standards Updates Issued But Not Yet Adopted
ASU 2023-07 Segment Reporting
In November 2023, the FASB issued ASU 2023-07, to improve reportable segment disclosure requirements. This update requires companies to disclose significant segment expense categories that are regularly provided to the chief operating decision maker ("CODM") on an interim and annual basis and expands disclosure requirements for interim reporting. Companies must also disclose how segment measures of profit or loss are used by the CODM.
The amendments in this update are effective for public entities for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments should be adopted on a retrospective basis and early adoption is permitted. We are evaluating the impact of the update and plan to adopt the amendments for annual disclosures in fiscal 2024.
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
The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impacts of this update and plan to adopt these amendments using the prospective approach for annual disclosures in fiscal 2025.
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
Changes in estimates on contracts were as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in millions, except per share data)
Favorable impact	$25	$22
Unfavorable impact	(25)	(16)
Net impact to income before income taxes	$—	$6

Impact on diluted EPS attributable to Leidos common stockholders	$—	$0.03
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
We reduced revenue by $2 million and recognized revenue of $5 million from performance obligations satisfied in previous periods for the three months ended March 29, 2024, and March 31, 2023, respectively. The changes are primarily related to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. At March 29, 2024, and December 29, 2023, $86 million and $136 million, respectively, of outstanding payments were included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $114 million and $151 million at March 29, 2024, and December 29, 2023, respectively.
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
As of March 29, 2024, we had $14.3 billion of RPO and expect to recognize approximately 62% and 78% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended March 29, 2024
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,221	$257	$10	$425	$1,913
Other U.S. government agencies(1)	525	917	73	22	1,537
Commercial and non-U.S. customers	33	16	425	27	501
Total	$1,779	$1,190	$508	$474	$3,951

	Three Months Ended March 31, 2023
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,154	$272	$8	$390	$1,824
Other U.S. government agencies(1)	557	713	65	30	1,365
Commercial and non-U.S. customers	35	14	416	25	490
Total	$1,746	$999	$489	$445	$3,679
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by contract-type were as follows:

	Three Months Ended March 29, 2024
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$946	$447	$85	$301	$1,779
Firm-fixed-price	492	690	319	139	1,640
Time-and-materials and fixed-price-level-of-effort	341	53	104	34	532
Total	$1,779	$1,190	$508	$474	$3,951

	Three Months Ended March 31, 2023
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$927	$553	$92	$272	$1,844
Firm-fixed-price	507	403	289	134	1,333
Time-and-materials and fixed-price-level-of-effort	312	43	108	39	502
Total	$1,746	$999	$489	$445	$3,679
Disaggregated revenues by geographic location were as follows:

	Three Months Ended March 29, 2024
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
United States	$1,770	$1,189	$208	$468	$3,635
International	9	1	300	6	316
Total	$1,779	$1,190	$508	$474	$3,951

	Three Months Ended March 31, 2023
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
United States	$1,735	$998	$192	$441	$3,366
International	11	1	297	4	313
Total	$1,746	$999	$489	$445	$3,679
Revenues by customer-type, contract-type and geographic location exclude lease income of $24 million and $20 million for the three months ended March 29, 2024, and March 31, 2023, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	March 29, 2024	December 29, 2023
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,099	$1,041

Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$414	$442

Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$18	$21
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The increase in unbilled receivables was primarily due to revenue recognized on certain contracts, partially offset by the timing of billings. The decrease in deferred revenue was primarily due to revenue recognized during the period, offset by the timing of advanced payments from customers.
For the three months ended March 29, 2024, $157 million of revenue recognized was included as a contract liability at December 29, 2023. For the three months ended March 31, 2023, $155 million of revenue recognized was included as a contract liability at December 30, 2022.
Note 3–Goodwill and Intangible Assets
Goodwill
During the quarter ended March 29, 2024, the Company completed a business realignment, which resulted in identification of new reportable segments. The Company commenced operating and reporting under the new organizational structure effective the first day of fiscal 2024 (see "Note 10–Business Segments).
Goodwill was allocated to the new reportable segments based on a relative fair value approach.
The following table presents changes in the carrying amount of goodwill by reportable segment:

	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Goodwill at December 30, 2022	$2,755	$1,366	$1,389	$1,186	$6,696
Goodwill Impairment	—	—	(596)	—	(596)
Acquisitions of a business(1)	—	—	(4)	—	(4)
Foreign currency translation adjustments	3	—	11	2	16
Goodwill at December 29, 2023(2)	$2,758	$1,366	$800	$1,188	$6,112
Foreign currency translation adjustments	—	—	(13)	—	(13)
Goodwill at March 29, 2024(2)	$2,758	$1,366	$787	$1,188	$6,099
(1) Adjustment to goodwill resulting from a measurement period purchase accounting adjustment.
(2) Carrying amount includes accumulated impairment loss of $596 million within the Commercial & International segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Operations of the Security Enterprise Solutions (“SES”) reporting unit rely heavily on the sales and servicing of security and detection products, which prior to fiscal 2024, have been negatively impacted due to delays in airline travel infrastructure projects as customer budgets recover from the pandemic. During fiscal 2023, the SES reporting unit refined its portfolio and made strategic business decisions to exit certain product offerings, and cease operations in certain countries in order to align the operations of the reporting unit with its strategic business plan. These decisions, along with the delays in airline travel infrastructure projects and higher than anticipated servicing costs, contributed to a significant reduction in the reporting unit’s forecasted revenue and cash flows. Accordingly, we recognized a non-cash goodwill impairment charge of $596 million at the SES reporting unit during the fiscal year ended December 29, 2023. The impairment was recorded within the Commercial & International reportable segment in the condensed consolidated statements of operations. In the event that there are significant unfavorable changes to the forecasted cash flows, forecasted revenue, terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record an additional impairment of goodwill at a future date.
In conjunction with the change in reportable segments in fiscal 2024, the Company evaluated goodwill for impairment both before and after the segment change and determined that goodwill was not impaired.
Intangible Assets
Intangible assets, net consisted of the following:

	March 29, 2024			December 29, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,687	$(1,204)	$483	$1,689	$(1,175)	$514
Software and technology	262	(149)	113	263	(144)	119
Customer relationships	52	(23)	29	52	(22)	30
Total finite-lived intangible assets	2,001	(1,376)	625	2,004	(1,341)	663
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$2,005	$(1,376)	$629	$2,008	$(1,341)	$667
Amortization expense was $37 million and $52 million for the three months ended March 29, 2024, and March 31, 2023, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimated annual amortization expense as of March 29, 2024, was as follows:

Fiscal year ending
(in millions)
2024 (remainder of year)	$110
2025	120
2026	98
2027	72
2028	62
2029 and thereafter	163
$625

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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	March 29, 2024		December 29, 2023
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$13	$13	$11	$11
As of March 29, 2024, and December 29, 2023, our derivatives primarily consisted of the cash flow interest rate swaps on $500 million of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the one-month Secured Overnight Financing Rate ("SOFR") rate (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values.
As of March 29, 2024, and December 29, 2023, the fair value of debt was $4.5 billion and $4.6 billion, respectively, and the carrying amount was $4.7 billion for both periods (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
As of March 29, 2024, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

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
The fair value of the interest rate swaps was as follows:

	Asset derivatives
	Balance sheet line item	March 29, 2024	December 29, 2023
		(in millions)
Cash flow interest rate swaps	Other long-term assets	$13	$11
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of $500 million of the variable rate senior unsecured term loan (the "Variable Rate Loan"). These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 2.96%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan. Under the terms of the interest rate swap agreements, we will receive monthly variable interest payments based on the one-month SOFR and will pay interest at a fixed rate.
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
The effect of the cash flow hedges on other comprehensive (loss) income and earnings for the periods presented was as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$49	$54

Amount recognized in other comprehensive income (loss)	$5	$(2)
Amount reclassified from accumulated other comprehensive loss to interest expense, net	$(3)	$(4)
We expect to reclassify net gains of $10 million from accumulated other comprehensive loss into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	March 29, 2024	December 29, 2023
			(in millions)
Senior unsecured term loan:
$1,000 million term loan, due March 2028	6.67%	6.85%	$1,000	$1,000
Senior unsecured notes:
$500 million notes, due May 2025	3.63%	3.76%	500	500
$750 million notes due May 2030	4.38%	4.50%	750	750
$750 million notes due March 2033	5.75%	5.81%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$250 million notes, due July 2032	7.13%	7.43%	250	250
$300 million notes, due July 2033	5.50%	5.88%	161	161
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	1.84%-6.31%	86	91
Less: unamortized debt discounts and deferred debt issuance costs			(36)	(38)
Total long-term debt			4,679	4,682
Less current portion			(43)	(18)
Total long-term debt, net of current portion			$4,636	$4,664
Term Loans and Revolving Credit Facility
On March 10, 2023 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and a $1.0 billion senior unsecured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities will mature in March 2028. The Revolving Facility permits two additional one-year extensions subject to lender consent. As of March 29, 2024, there were no borrowings outstanding under the Revolving Facility.
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
The financial covenants in the Credit Agreement require that we maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total debt to consolidated EBITDA of not more than 3.75 to 1.00, subject to increases to 4.50 to 1.00 for four fiscal quarters following a material acquisition, and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commercial Paper
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $1.0 billion. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of March 29, 2024, and December 29, 2023, we did not have any Commercial Paper Notes outstanding.
The Credit Facilities, Commercial Paper Notes and senior unsecured notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of March 29, 2024.
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
	(in millions)
Balance at December 30, 2022	$(73)	$13	$(13)	$(73)
Other comprehensive income (loss)	36	6	(1)	41
Taxes	(2)	1	—	(1)
Reclassification from AOCI	—	(15)	—	(15)
Balance at December 29, 2023	(39)	5	(14)	(48)
Other comprehensive income (loss)	(31)	5	1	(25)
Taxes	4	—	—	4
Reclassification from AOCI	—	(3)	—	(3)
Balance at March 29, 2024	$(66)	$7	$(13)	$(72)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of operations.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in millions)
Basic weighted average number of shares outstanding	136	137
Dilutive common share equivalents—stock options and other stock awards	1	1
Diluted weighted average number of shares outstanding	137	138
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. For the three months ended March 29, 2024, and March 31, 2023, the total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for both periods.
During the three months ended March 29, 2024, and March 31, 2023, we made open market repurchases of our common stock for an aggregate purchase price of $150 million and $25 million, respectively. All shares repurchased were immediately retired.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9–Income Taxes
For the three months ended March 29, 2024, the effective tax rate was 23.1% compared to 20.8% for the three months ended March 31, 2023. The increase to the effective tax rate was primarily due to an increase in unrecognized tax benefits and a reduced benefit in federal research tax credits, partially offset by an increase in excess tax benefits related to employee stock-based payment transactions.
Note 10–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the CODM, currently our Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.
Beginning in fiscal 2024, we realigned our business to report in six operating segments, which are aggregated into four reportable segments in accordance with the criteria established under ASC 280: National Security and Digital, Health & Civil, Commercial & International and Defense Systems. Our reportable segments are focused on specific, defined capability sets that we bring to our customers. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate. As a result of this change, prior year segment results have been recast to reflect the current reportable segment structure.
National Security and Digital provides technology enabled services and mission software capabilities for defense and intelligence customers in the areas of cyber, logistics, security operations and decision analytics, as well as IT operations and digital transformation programs across all U.S. federal government customers. Our advanced capabilities include the delivery of technology-enabled services, mission software capabilities and IT modernization services. Our capabilities allow us to provide innovative technology solutions in the following categories: software development, engineering & design, modeling & simulation, analytics, cyber security, intelligence analysis, linguistics and mission operations.
Health & Civil provides services and solutions to federal and commercial customers in the areas of public health, care coordination, life and environmental sciences and transportation. We are dedicated to delivering effective and affordable solutions that are responsible for the health and well-being of people, including service members and veterans. Our core capabilities include health information management services, managed health services, systems and infrastructure modernization, and life sciences research and development. We help customers achieve their missions and take on the connected world with data-driven insights, improved efficiencies and technological advantages.
Commercial & International provides technologically advanced services, solutions and products to commercial and international customers. Our key customers include United Kingdom and Australia government agencies, Transportation Security Administration, U.S. Customs and Border Protection, airports, and commercial utility providers. Our offerings include IT modernization, software solutions, mission support and logistics, Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance ("C4ISR") technologies and services, cloud services, power grid engineering, energy modernization and security products and services.
Defense Systems develops and produces advanced space, aerial, surface, and sub-surface manned and un-manned defense systems for the U.S. Department of Defense, Army, Navy, Air Force, Marine Corps, United States Special Operations Command, NASA, Space Force, the Defense Intelligence Agency and International customers. Our solutions deliver innovative technology, systems engineering, integration and testing, rapid prototyping, software development, intelligence analysis, cybersecurity solutions and C4ISR technologies and services to support critical missions.
Corporate includes the operations of various corporate activities, certain corporate expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment's performance.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in millions)
Revenues:
National Security and Digital	$1,793	$1,757
Health & Civil	1,199	1,008
Commercial & International	509	489
Defense Systems	474	445
Total revenues	$3,975	$3,699

Operating income (loss):
National Security and Digital	$175	$145
Health & Civil	222	113
Commercial & International	34	13
Defense Systems	21	23
Corporate	(37)	(29)
Total operating income	$415	$265
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
Under our agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, the above-described verdict in the Apple II case was subject to further proceedings and appeals, as set forth below. In addition, the patents at issue in these cases were subject to U.S. Patent and Trademark Office ("USPTO") post-grant inter partes review and/or reexamination proceedings and related appeals, which sought to have all or part of these patents invalidated or the claims of the patents limited. On March 30, 2023, the U.S. Court of Appeals for the Federal Circuit issued a ruling affirming prior decisions of the USPTO’s Patent Trial and Appeal Board finding certain claims of the patents at issue in the Apple II case to be unpatentable. On March 31, 2023, the Federal Circuit issued a decision vacating the District Court’s judgment in the Apple II case and remanding it back to the District Court with instructions to dismiss the case as moot. On May 1, 2023, VirnetX filed a petition for panel rehearing on the Apple II litigation decision at the Federal Circuit, but this petition was denied by the Federal Circuit on June 27, 2023. On June 5, 2023, VirnetX filed a petition for panel rehearing on the Federal Circuit’s decision finding the patents at issue in the Apple II case to be unpatentable, but this petition was denied by the Federal Circuit on June 22, 2023. On September 20, 2023, VirnetX filed a petition for a writ of certiorari with the Supreme Court of the United States to review the Federal Circuit decisions. On February 20, 2024, the Supreme Court of the United States denied VirnetX’s petition for a writ of certiorari, bringing the Apple II case to a close.
Thus, no proceeds were received by Leidos in connection with the Apple II case.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Defense Contract Audit Agency
As of March 29, 2024, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2021 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of March 29, 2024, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
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
Commitments
As of March 29, 2024, we have outstanding letters of credit of $65 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $104 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of March 29, 2024, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2024 (remainder of year)	$45
2025	91
2026	2
2027	14
2028	14
2029 and thereafter	3
$169

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
Overview
Leidos, a member of the Fortune 500®, is a dynamic innovation company that is at the forefront of addressing the world’s most challenging issues in national security and health sectors. With a global workforce of approximately 47,000, Leidos is committed to developing smarter technology solutions, particularly for customers in highly regulated industries. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging five technical core capabilities: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, National Aeronautics and Space Administration and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses.
Beginning in fiscal 2024, we realigned our business and operate in four reportable segments that are focused on specific, defined capability sets we bring to our customers. As a result of this change, prior year segment results and disclosures have been recast to reflect the current reportable segment structure. We now operate in the following reportable segments: National Security and Digital, Health & Civil, Commercial & International and Defense Systems. We also separately present the unallocable costs associated with corporate functions as Corporate (see "Note 10–Business Segments").
Business Environment and Trends
U.S. Government Markets
During both of the three months ended March 29, 2024, and March 31, 2023, we generated approximately 87% of total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
Congress avoided a government shutdown by passing two appropriations packages. The first package passed on March 8, 2024, included Agriculture-FDA, Energy-Water, Military Construction-VA, Transportation-HUD, Interior-Environment and Commerce-Justice-Science funding bills. The second package passed on March 23, 2024, included Defense, Financial Services, Homeland Security, Labor-HHS-Education, Legislative Branch, and State-Foreign Operations funding bills. In addition, the $7.3 trillion President’s budget was released on March 11, 2024, which is a 4.7% increase over the current budget and seeks to boost defense spending by 1% and non-defense discretionary spending by 2.4%. The spending complies with caps that House Republicans pushed in last year's Fiscal Responsibility Act in exchange for raising the debt limit. Congress will now focus on the government fiscal year ("GFY") 2025 appropriations bills before the GFY 2024 appropriations bills expire at the end of September 2024.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented approximately 8% of total revenues for both of the three months ended March 29, 2024, and March 31, 2023. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
Changes in international trade policies, including higher tariffs on imported goods and materials, may increase the procurement cost of certain IT hardware used both on our contracts and internally. However, we expect to recover certain portions of these higher tariffs through our cost-plus contracts. We are currently evaluating the impact of higher tariffs, and do not expect the tariffs to have a significant impact to our business.
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended
	March 29, 2024	March 31, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,975	$3,699	$276	7.5%

Operating income	415	265	150	56.6%
Non-operating expense, net	(47)	(58)	11	(19.0)%
Income before income taxes	368	207	161	77.8%
Income tax expense	(85)	(43)	(42)	97.7%
Net income	$283	$164	$119	72.6%
Net income attributable to Leidos common stockholders	$284	$162	$122	75.3%
Operating margin	10.4%	7.2%
Segment and Corporate Results

	Three Months Ended
National Security and Digital	March 29, 2024	March 31, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,793	$1,757	$36	2.0%
Operating income	175	145	30	20.7%
Operating margin	9.8%	8.3%
The increase in revenues for the three months ended March 29, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to a net increase in volumes on certain programs and program wins, partially offset by the completion of certain contracts.
The increase in operating income for the three months ended March 29, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to a net increase in volumes on certain programs, partially offset by the completion of certain contracts.

	Three Months Ended
Health & Civil	March 29, 2024	March 31, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,199	$1,008	$191	18.9%
Operating income	222	113	109	96.5%
Operating margin	18.5%	11.2%
The increase in revenues for the three months ended March 29, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to higher volumes in the managed health services business, ramp up on certain programs and program wins.

LEIDOS HOLDINGS, INC.

The increase in operating income for the three months ended March 29, 2024, as compared to the three months ended March 31, 2023, was primarily driven by a net increase in volumes and favorable business mix in the managed health services business.

	Three Months Ended
Commercial & International	March 29, 2024	March 31, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$509	$489	$20	4.1%
Operating income	34	13	21	161.5%
Operating margin	6.7%	2.7%
The increase in revenues and operating income for the three months ended March 29, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to a net increase in volumes driven by commercial product mix and improved cost control, partially offset by the completion of certain contracts.

	Three Months Ended
Defense Systems	March 29, 2024	March 31, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$474	$445	$29	6.5%
Operating income	21	23	(2)	(8.7)%
Operating margin	4.4%	5.2%
The increase in revenues for the three months ended March 29, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to an increase in volumes on certain programs and program wins.
The decrease in operating income for the three months ended March 29, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to changes in program mix, partially offset by program wins.

	Three Months Ended
Corporate	March 29, 2024	March 31, 2023	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(37)	$(29)	$(8)	27.6%
The increase in operating loss for the three months ended March 29, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to increased general and administrative expenses.
Non-Operating Expense, net
Non-operating expense, net for the three months ended March 29, 2024, was $47 million as compared to $58 million for the three months ended March 31, 2023. The decrease was primarily due to increased interest income on higher cash balances and favorable exchange rate movements.
Provision for Income Taxes
For the three months ended March 29, 2024, our effective tax rate was 23.1% compared to 20.8% for the three months ended March 31, 2023. The increase to the effective tax rate was primarily due to an increase in unrecognized tax benefits and a reduced benefit in federal research tax credits, partially offset by an increase in excess tax benefits related to employee stock-based payment transactions.
In December 2021, the Organization for Economic Cooperation and Development enacted model rules for a new 15% global minimum tax framework (“Pillar Two”). Many governments around the world have enacted or are in the process of enacting Pillar Two legislation. The Pillar Two legislation is effective for certain jurisdictions beginning in fiscal 2024. We will continue to evaluate the potential impact of the rules as additional legislation gets enacted but currently do not expect them to have a material impact.

LEIDOS HOLDINGS, INC.

Bookings and Backlog
We recorded net bookings worth an estimated $3.7 billion during the three months ended March 29, 2024, as compared to $3.0 billion for the three months ended March 31, 2023.
The estimated value of our total backlog was as follows:

	March 29, 2024			March 31, 2023
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
National Security and Digital	$2,411	$15,144	$17,555	$2,984	$13,030	$16,014
Health & Civil	1,953	8,767	10,720	1,740	9,572	11,312
Commercial & International	2,465	2,071	4,536	2,537	1,317	3,854
Defense Systems	1,136	2,624	3,760	1,042	2,864	3,906
Total	$7,965	$28,606	$36,571	$8,303	$26,783	$35,086
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
Liquidity and Capital Resources
Overview
As of March 29, 2024, we had $633 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1 billion in additional borrowing, if required. As of March 29, 2024, and December 29, 2023, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $4.7 billion at both March 29, 2024, and December 29, 2023.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") and have maturities of up to 397 days from the date of issuance. As of March 29, 2024, and December 29, 2023, we did not have any Commercial Paper Notes outstanding.
We made principal payments, excluding the impacts of our Commercial Paper Notes, on our debt of $4 million and $1,711 million during the three months ended March 29, 2024, and March 31, 2023, respectively. The activity for the three months ended March 31, 2023, included a $1,210 million payment to discharge the $1.9 billion 5.77% senior unsecured term loan facility and a $498 million payment to discharge the $500 million 2.95% notes, due May 2023.
Our credit facilities, commercial paper notes and senior unsecured notes outstanding as of March 29, 2024, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of March 29, 2024.
We paid dividends of $53 million and $50 million during the three months ended March 29, 2024, and March 31, 2023, respectively.
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
During the three months ended March 29, 2024, and March 31, 2023, we made open market repurchases of our common stock for aggregate purchase price of $150 million and $25 million, respectively.

LEIDOS HOLDINGS, INC.

For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in millions)
Net cash provided by (used in) operating activities	$63	$(98)
Net cash used in investing activities	(12)	(39)
Net cash used in financing activities	(228)	(57)
Net cash provided by operating activities increased $161 million during the three months ended March 29, 2024, when compared to the prior year quarter. The increase was primarily due to lower tax payments of $133 million mainly in connection with the Tax Cuts and Jobs Act provision requiring capitalization of research and development costs and a nonrecurring $62 million payment for payroll taxes related to the CARES Act in the prior year quarter, partially offset by a net increase in working capital.
Net cash used in investing activities decreased $27 million for the three months ended March 29, 2024, when compared to the prior year quarter, primarily due to lower capital expenditures in the current year quarter.
Net cash used in financing activities increased $171 million for the three months ended March 29, 2024, when compared to the prior year quarter, primarily due to a net increase of $140 million in stock repurchases and a decrease of $29 million in net proceeds received from borrowings in connection with the issuance of debt in the prior year quarter.
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
Balance Sheet Information for the Guarantor and Issuer of Registered Notes

	March 29, 2024	December 29, 2023
	(in millions)
Total current assets	$2,451	$2,464
Goodwill	5,673	5,517
Other long-term assets	1,289	1,241
Total assets	$9,413	$9,222

Total current liabilities	$2,125	$1,983
Long-term debt, net of current portion	4,636	4,663
Intercompany payables	2,518	2,523
Other long-term liabilities	611	599
Total liabilities	$9,890	$9,768

LEIDOS HOLDINGS, INC.

Statement of Operations Information for the Guarantor and Issuer of Registered Notes

Three Months Ended
March 29, 2024
(in millions)
Revenues, net	$2,581
Operating income	202
Net income attributable to Leidos common stockholders	43
Contractual Obligations and Commitments
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 11–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments during the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 29, 2023.
Recently Adopted and Issued Accounting Standards
For a discussion of these items, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

LEIDOS HOLDINGS, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our market risk exposure from those discussed in our Annual Report on Form 10-K for the year ended December 29, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of March 29, 2024. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As of March 29, 2024, we migrated and consolidated certain accounting and finance systems to create efficiencies. As a result of these changes, we updated certain internal controls over financial reporting to align with these migrations and consolidations.
Other than the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended March 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 11–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There were no material changes to the risks described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer
The following table presents information related to the repurchases of our common stock during the quarter ended March 29, 2024.

Period	Total Number of Shares(1) (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
December 30, 2023 - December 31, 2023	—	$—	—	13,031,319
January 1, 2024 - January 31, 2024	—	—	—	13,031,319
February 1, 2024 - February 29, 2024	900,394	124.85	900,394	12,130,925
March 1, 2024 - March 29, 2024	293,299	128.14	293,299	11,837,626
Total	1,193,693	$125.66	1,193,693
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 trading arrangement
During the three months ended March 29, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to our Annual Report on Form 10-K filed with the SEC on February 13, 2024.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LEIDOS HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 30, 2024

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer