Form 10-Q
period 2024-06-28
Leidos Holdings, Inc.
filed 2024-07-30
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of July 23, 2024, was 134,713,696 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2024	December 29, 2023
	(unaudited; in millions, except share and per share data)
Assets:
Cash and cash equivalents	$823	$777
Receivables, net	2,615	2,429
Inventory, net	333	310
Other current assets	458	489
Total current assets	4,229	4,005
Property, plant and equipment, net	984	961
Intangible assets, net	592	667
Goodwill	6,102	6,112
Operating lease right-of-use assets, net	480	512
Other long-term assets	522	438
Total assets	$12,909	$12,695

Liabilities:
Accounts payable and accrued liabilities	$2,235	$2,277
Accrued payroll and employee benefits	703	695
Current portion of long-term debt	567	18
Total current liabilities	3,505	2,990
Long-term debt, net of current portion	4,109	4,664
Operating lease liabilities	486	516
Other long-term liabilities	299	267
Total liabilities	8,399	8,437

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized,134,709,785 and 135,766,419 shares issued and outstanding at June 28, 2024, and December 29, 2023, respectively	—	—
Additional paid-in capital	1,654	1,885
Retained earnings	2,866	2,364
Accumulated other comprehensive loss	(65)	(48)
Total Leidos stockholders’ equity	4,455	4,201
Non-controlling interest	55	57
Total stockholders' equity	4,510	4,258
Total liabilities and stockholders' equity	$12,909	$12,695

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(unaudited; in millions, except per share data)
Revenues	$4,132	$3,838	$8,107	$7,537
Cost of revenues	3,427	3,271	6,764	6,475
Selling, general and administrative expenses	231	237	457	470
Acquisition, integration and restructuring costs	7	6	11	9
Equity earnings of non-consolidated subsidiaries	(8)	(7)	(15)	(13)
Operating income	475	331	890	596
Non-operating income (expense):
Interest expense, net	(51)	(56)	(100)	(110)
Other income (expense), net	2	(1)	4	(5)
Income before income taxes	426	274	794	481
Income tax expense	(102)	(64)	(187)	(107)
Net income	$324	$210	$607	$374
Less: net income attributable to non-controlling interest	2	3	1	5
Net income attributable to Leidos common stockholders	$322	$207	$606	$369

Earnings per share:
Basic	$2.39	$1.51	$4.49	$2.69
Diluted	2.37	1.50	4.42	2.67

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(unaudited; in millions)
Net income	$324	$210	$607	$374
Foreign currency translation adjustments	8	(3)	(19)	12
Unrecognized (loss) gain on derivative instruments	(1)	4	1	(1)
Pension adjustments	—	—	1	(1)
Total other comprehensive income (loss), net of taxes	7	1	(17)	10
Comprehensive income	331	211	590	384
Less: net income attributable to non-controlling interest	2	3	1	5
Comprehensive income attributable to Leidos common stockholders	$329	$208	$589	$379

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(unaudited; in millions, except per share data)
Balance at December 29, 2023	136	$1,885	$2,364	$(48)	$4,201	$57	$4,258
Net income (loss)	—	—	284	—	284	(1)	283
Other comprehensive loss, net of taxes	—	—	—	(24)	(24)	—	(24)
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(184)	—	—	(184)	—	(184)
Dividends of $0.38 per share	—		(53)	—	(53)	—	(53)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 29, 2024	135	$1,735	$2,595	$(72)	$4,258	$55	$4,313
Net income	—	—	322	—	322	2	324
Other comprehensive income, net of taxes	—	—	—	7	7	—	7
Issuances of stock	1	14	—	—	14	—	14
Repurchases of stock and other	(1)	(115)	—	—	(115)	—	(115)
Dividends of $0.38 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at June 28, 2024	135	$1,654	$2,866	$(65)	$4,455	$55	$4,510

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(unaudited; in millions, except per share data)
Balance at December 30, 2022	137	$2,005	$2,367	$(73)	$4,299	$54	$4,353
Net income	—	—	162	—	162	2	164
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	—	(43)	—	—	(43)	—	(43)
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	18	—	—	18	—	18
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	137	$1,994	$2,479	$(64)	$4,409	$55	$4,464
Net income	—	—	207	—	207	3	210
Other comprehensive income, net of taxes	—	—	—	1	1	—	1
Issuances of stock	—	14	—	—	14	—	14
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	19	—	—	19	—	19
Net capital distributions to non-controlling interest	—	(3)	—	—	(3)	(2)	(5)
Balance at June 30, 2023	137	$2,024	$2,636	$(63)	$4,597	$56	$4,653
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 28, 2024	June 30, 2023
	(unaudited; in millions)
Cash flows from operations:
Net income	$607	$374
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	140	166
Stock-based compensation	40	37
Deferred income taxes	(67)	(88)
Other	2	6
Change in assets and liabilities, net of effects of acquisitions:
Receivables	(185)	(123)
Other current assets and other long-term assets	7	49
Accounts payable and accrued liabilities and other long-term liabilities	(174)	(198)
Accrued payroll and employee benefits	10	(32)
Income taxes receivable/payable	57	(125)
Net cash provided by operating activities	437	66
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	—	(4)
Payments for property, equipment and software	(40)	(79)
Net proceeds from sale of assets	2	—
Other	5	—
Net cash used in investing activities	(33)	(83)
Cash flows from financing activities:
Proceeds from debt issuance	—	1,743
Net proceeds from commercial paper	—	200
Repayments of borrowings	(9)	(2,036)
Payments for debt issuance costs	—	(7)
Dividend payments	(104)	(100)
Repurchases of stock and other	(297)	(43)
Proceeds from issuances of stock	26	25
Net capital distributions to non-controlling interests	(3)	(3)
Net cash used in financing activities	(387)	(221)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	13	(235)
Cash, cash equivalents and restricted cash at beginning of period	928	683
Cash, cash equivalents and restricted cash at end of period	941	448
Less: restricted cash at end of period	118	119
Cash and cash equivalents at end of period	$823	$329
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Six Months Ended
	June 28, 2024	June 30, 2023
	(unaudited; in millions)
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$163	$279
Cash paid for interest	107	96
Non-cash investing activity:
Property, plant and equipment additions	$57	$1
Non-cash financing activity:
Finance lease obligations	$—	$65
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos, a member of the Fortune 500®, is a dynamic innovation company that is at the forefront of addressing the world’s most challenging issues in national security and health sectors. With a global workforce of approximately 48,000, Leidos is committed to developing smarter technology solutions, particularly for customers in highly regulated industries. Leidos' customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, National Aeronautics and Space Administration ("NASA") and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Unless indicated otherwise, references to "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
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
The amendments in this update are effective for public entities for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments should be adopted on a retrospective basis and early adoption is permitted. We are evaluating the impact of the update and will adopt the amendments for annual disclosures in fiscal 2024.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(in millions, except per share data)
Favorable impact	$42	$40	$67	$62
Unfavorable impact	(54)	(22)	(79)	(38)
Net impact to income before income taxes	$(12)	$18	$(12)	$24

Impact on diluted EPS attributable to Leidos common stockholders	$(0.07)	$0.10	$(0.06)	$0.13
The unfavorable impact for the three and six months ended June 28, 2024, included $39 million and $40 million, respectively, in write-downs on programs within our UK operations related to cost increases and schedule delays.
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
We reduced revenue from performance obligations satisfied in previous periods by $16 million and $21 million for the three and six months ended June 28, 2024, respectively, and recognized revenue of $16 million and $15 million for the three and six months ended June 30, 2023, respectively. The changes are primarily related to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. At June 28, 2024, and December 29, 2023, $88 million and $136 million, respectively, of outstanding payments were included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets.
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $118 million and $151 million at June 28, 2024, and December 29, 2023, respectively.
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
As of June 28, 2024, we had $13.8 billion of RPO and expect to recognize approximately 63% and 79% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended June 28, 2024
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,247	$255	$4	$441	$1,947
Other U.S. government agencies(1)	520	986	81	24	1,611
Commercial and non-U.S. customers	28	16	475	30	549
Total	$1,795	$1,257	$560	$495	$4,107

	Three Months Ended June 30, 2023
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,193	$268	$7	$385	$1,853
Other U.S. government agencies(1)	555	741	80	30	1,406
Commercial and non-U.S. customers	31	15	457	51	554
Total	$1,779	$1,024	$544	$466	$3,813
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 28, 2024
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
DoD and U.S. Intelligence Community	$2,468	$512	$14	$866	$3,860
Other U.S. government agencies(1)	1,045	1,903	154	46	3,148
Commercial and non-U.S. customers	61	32	900	57	1,050
Total	$3,574	$2,447	$1,068	$969	$8,058

	Six Months Ended June 30, 2023
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
DoD and U.S. Intelligence Community	$2,347	$540	$15	$775	$3,677
Other U.S. government agencies(1)	1,112	1,454	145	60	2,771
Commercial and non-U.S. customers	66	29	873	76	1,044
Total	$3,525	$2,023	$1,033	$911	$7,492
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended June 28, 2024
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$948	$451	$90	$313	$1,802
Firm-fixed-price	494	749	352	143	1,738
Time-and-materials and fixed-price-level-of-effort	353	57	118	39	567
Total	$1,795	$1,257	$560	$495	$4,107

	Three Months Ended June 30, 2023
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$956	$522	$82	$267	$1,827
Firm-fixed-price	497	454	349	157	1,457
Time-and-materials and fixed-price-level-of-effort	326	48	113	42	529
Total	$1,779	$1,024	$544	$466	$3,813

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 28, 2024
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,894	$898	$175	$614	$3,581
Firm-fixed-price	986	1,439	671	282	3,378
Time-and-materials and fixed-price-level-of-effort	694	110	222	73	1,099
Total	$3,574	$2,447	$1,068	$969	$8,058

	Six Months Ended June 30, 2023
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,883	$1,075	$174	$539	$3,671
Firm-fixed-price	1,004	857	638	291	2,790
Time-and-materials and fixed-price-level-of-effort	638	91	221	81	1,031
Total	$3,525	$2,023	$1,033	$911	$7,492
Disaggregated revenues by geographic location were as follows:

	Three Months Ended June 28, 2024
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
United States	$1,788	$1,255	$227	$479	$3,749
International	7	2	333	16	358
Total	$1,795	$1,257	$560	$495	$4,107

	Three Months Ended June 30, 2023
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
United States	$1,770	$1,024	$217	$463	$3,474
International	9	—	327	3	339
Total	$1,779	$1,024	$544	$466	$3,813

	Six Months Ended June 28, 2024
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
United States	$3,558	$2,444	$435	$947	$7,384
International	16	3	633	22	674
Total	$3,574	$2,447	$1,068	$969	$8,058

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2023
	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
United States	$3,505	$2,022	$409	$904	$6,840
International	20	1	624	7	652
Total	$3,525	$2,023	$1,033	$911	$7,492
Revenues by customer-type, contract-type and geographic location exclude lease income of $25 million and $49 million for the three and six months ended June 28, 2024, respectively, and $25 million and $45 million for the three and six months ended June 30, 2023, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	June 28, 2024	December 29, 2023
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,136	$1,041

Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$296	$442

Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$16	$21
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
For the three and six months ended June 28, 2024, $54 million and $211 million, respectively, of revenue recognized was included as a contract liability at December 29, 2023. For the three and six months ended June 30, 2023, $32 million and $187 million, respectively, of revenue recognized was included as a contract liability at December 30, 2022.

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
Goodwill was allocated to the new reportable segments based on a relative fair value approach.
The following table presents changes in the carrying amount of goodwill by reportable segment:

	National Security and Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Goodwill at December 30, 2022	$2,755	$1,366	$1,389	$1,186	$6,696
Goodwill Impairment	—	—	(596)	—	(596)
Acquisitions of a business(1)	—	—	(4)	—	(4)
Foreign currency translation adjustments	3	—	11	2	16
Goodwill at December 29, 2023(2)	$2,758	$1,366	$800	$1,188	$6,112
Foreign currency translation adjustments	—	—	(10)	—	(10)
Goodwill at June 28, 2024(2)	$2,758	$1,366	$790	$1,188	$6,102
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
Intangible assets, net consisted of the following:

	June 28, 2024			December 29, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,687	$(1,233)	$454	$1,689	$(1,175)	$514
Software and technology	262	(155)	107	263	(144)	119
Customer relationships	52	(25)	27	52	(22)	30
Total finite-lived intangible assets	2,001	(1,413)	588	2,004	(1,341)	663
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$2,005	$(1,413)	$592	$2,008	$(1,341)	$667
Amortization expense was $36 million and $73 million for the three and six months ended June 28, 2024, respectively and $51 million and $103 million for the three and six months ended June 30, 2023, respectively.
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
The estimated annual amortization expense as of June 28, 2024, was as follows:

Fiscal year ending
(in millions)
2024 (remainder of year)	$74
2025	120
2026	98
2027	72
2028	62
2029 and thereafter	162
$588

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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	June 28, 2024		December 29, 2023
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$11	$11	$11	$11
As of June 28, 2024, and December 29, 2023, our derivatives primarily consisted of the cash flow interest rate swaps on $500 million of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the one-month Secured Overnight Financing Rate ("SOFR") rate (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values.
As of June 28, 2024, and December 29, 2023, the fair value of debt was $4.5 billion and $4.6 billion, respectively, and the carrying amount was $4.7 billion for both periods (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements and our credit rating (Level 2 inputs).
As of June 28, 2024, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

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
The fair value of the interest rate swaps was as follows:

	Asset derivatives
	Balance sheet line item	June 28, 2024	December 29, 2023
		(in millions)
Cash flow interest rate swaps	Other long-term assets	$11	$11
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
The effect of the cash flow hedges on other comprehensive (loss) income and earnings for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$51	$56	$100	$110

Amount recognized in other comprehensive income	$2	$10	$7	$8
Amount reclassified from accumulated other comprehensive loss to interest expense, net	$(3)	$(5)	$(6)	$(9)
We expect to reclassify net gains of $11 million from accumulated other comprehensive loss into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	June 28, 2024	December 29, 2023
			(in millions)
Senior unsecured term loan:
$1,000 million term loan, due March 2028	6.68%	6.86%	$1,000	$1,000
Senior unsecured notes:
$500 million notes, due May 2025	3.63%	3.76%	500	500
$750 million notes, due May 2030	4.38%	4.50%	750	750
$750 million notes, due March 2033	5.75%	5.81%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$250 million notes, due July 2032	7.13%	7.43%	250	250
$300 million notes, due July 2033	5.50%	5.88%	161	161
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	1.84%-6.31%	82	91
Less: unamortized debt discounts and deferred debt issuance costs			(35)	(38)
Total long-term debt			4,676	4,682
Less current portion			(567)	(18)
Total long-term debt, net of current portion			$4,109	$4,664
Term Loans and Revolving Credit Facility
On March 10, 2023 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and a $1.0 billion senior unsecured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities will mature in March 2028. The Revolving Facility is subject to an annual commitment fee rate of 0.125% on the unused credit availability and permits two additional one-year extensions subject to lender consent. As of June 28, 2024, and December 29, 2023, there were no borrowings outstanding under the Revolving Facility.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Senior Notes
In fiscal 2023, we issued and sold $750 million aggregate principal amount of fixed-rate senior notes (the “Notes”) maturing in March 2033. The Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The annual interest rate for the Notes is 5.75% and is payable on a semi-annual basis. In connection with the issuance of the Notes, $11 million of debt issuance costs and discount were recognized, which were recorded as an offset against the carrying value of debt.
Commercial Paper
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $1.0 billion. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of June 28, 2024, and December 29, 2023, we did not have any Commercial Paper Notes outstanding.
The Credit Facilities, Commercial Paper Notes and senior unsecured notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of June 28, 2024.
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
	(in millions)
Balance at December 30, 2022	$(73)	$13	$(13)	$(73)
Other comprehensive income (loss)	36	6	(1)	41
Taxes	(2)	1	—	(1)
Reclassification from AOCI	—	(15)	—	(15)
Balance at December 29, 2023	(39)	5	(14)	(48)
Other comprehensive income (loss)	(22)	7	1	(14)
Taxes	3	—	—	3
Reclassification from AOCI	—	(6)	—	(6)
Balance at June 28, 2024	$(58)	$6	$(13)	$(65)
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(in millions)
Basic weighted average number of shares outstanding	135	137	135	137
Dilutive common share equivalents—stock options and other stock awards	1	1	2	1
Diluted weighted average number of shares outstanding	136	138	137	138
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were not material for both the three and six months ended June 28, 2024, and 2 million for both the three and six months ended June 30, 2023.
During the three and six months ended June 28, 2024, we made open market repurchases of our common stock for an aggregate purchase price of $100 million and $250 million, respectively, and $25 million during the six months ended June 30, 2023. There were no share repurchases for the three months ended June 30, 2023. All shares repurchased were immediately retired.
Note 9–Income Taxes
For the three months ended June 28, 2024, the effective tax rate was 23.9% compared to 23.4% for the three months ended June 30, 2023. The increase to the effective tax rate was primarily due to a reduced benefit in federal research tax credits, partially offset by a reduction of taxes related to foreign operations. In addition, our effective tax rate for the three months ended June 30, 2023, included a benefit from the release of an accrual for penalties.
For the six months ended June 28, 2024, the effective tax rate was 23.6% compared to 22.2% for the six months ended June 30, 2023. The increase to the effective tax rate was primarily due to a reduced benefit in federal research tax credits and an increase in unrecognized tax benefits, partially offset by an increase in excess tax benefits related to employee stock-based payment transactions.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the CODM, currently our Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.
Effective the first day of fiscal 2024, we realigned our business to report into six operating segments, which are aggregated into four reportable segments in accordance with the criteria established under ASC 280: National Security and Digital, Health & Civil, Commercial & International and Defense Systems. Our reportable segments are focused on specific, defined capability sets that we bring to our customers. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate. As a result of this change, prior year segment results have been recast to reflect the current reportable segment structure.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(in millions)
Revenues:
National Security and Digital	$1,813	$1,791	$3,606	$3,548
Health & Civil	1,263	1,034	2,462	2,042
Commercial & International	561	547	1,070	1,036
Defense Systems	495	466	969	911
Total revenues	$4,132	$3,838	$8,107	$7,537

Operating income (loss):
National Security and Digital	$183	$172	$358	$317
Health & Civil	307	134	529	247
Commercial & International	(11)	34	23	47
Defense Systems	34	21	55	44
Corporate	(38)	(30)	(75)	(59)
Total operating income	$475	$331	$890	$596
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Defense Contract Audit Agency
As of June 28, 2024, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2022 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of June 28, 2024, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
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
Commitments
As of June 28, 2024, we have outstanding letters of credit of $65 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $104 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of June 28, 2024, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2024 (remainder of year)	$42
2025	93
2026	2
2027	14
2028	15
2029 and thereafter	3
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
Overview
Leidos, a member of the Fortune 500®, is a dynamic innovation company that is at the forefront of addressing the world’s most challenging issues in national security and health sectors. With a global workforce of approximately 48,000, Leidos is committed to developing smarter technology solutions, particularly for customers in highly regulated industries. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging five technical core capabilities: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, National Aeronautics and Space Administration and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses.
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
Business Environment and Trends
U.S. Government Markets
During the three and six months ended June 28, 2024, we generated approximately 86% and 87%, respectively, of total revenues from contracts with the U.S. government, as compared to 85% and 86% for the three and six months ended June 30, 2023, respectively. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
President Biden released the $7.3 trillion government fiscal year ("GFY") 2025 President’s Budget Request on March 11, 2024, which seeks to increase defense spending by 1% and non-defense discretionary spending by 2.4%. The U.S. Congress is currently working to pass the 12 appropriations bills that will fund the federal government in GFY 2025. Failure to pass the appropriations bills or a continuing resolution by September 30, 2024, will result in a full or partial federal government shutdown.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented approximately 9% and 8% of total revenues for the three and six months ended June 28, 2024, respectively, as compared to 9% for both the three and six months ended June 30, 2023. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	June 28, 2024	June 30, 2023	Dollar change	Percent change	June 28, 2024	June 30, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$4,132	$3,838	$294	7.7%	$8,107	$7,537	$570	7.6%

Operating income	475	331	144	43.5%	890	596	294	49.3%
Non-operating expense, net	(49)	(57)	8	(14.0)%	(96)	(115)	19	(16.5)%
Income before income taxes	426	274	152	55.5%	794	481	313	65.1%
Income tax expense	(102)	(64)	(38)	59.4%	(187)	(107)	(80)	74.8%
Net income	324	210	$114	54.3%	607	374	233	62.3%
Net income attributable to Leidos common stockholders	$322	$207	$115	55.6%	$606	$369	$237	64.2%
Operating margin	11.5%	8.6%			11.0%	7.9%
Segment and Corporate Results

	Three Months Ended				Six Months Ended
National Security and Digital	June 28, 2024	June 30, 2023	Dollar change	Percent change	June 28, 2024	June 30, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,813	$1,791	$22	1.2%	$3,606	$3,548	$58	1.6%
Operating income	183	172	11	6.4%	358	317	41	12.9%
Operating margin	10.1%	9.6%			9.9%	8.9%
The increase in revenues for the three and six months ended June 28, 2024, as compared to the three and six months ended June 30, 2023, was primarily attributable to a net increase in volumes on certain programs and program wins, partially offset by the completion of certain contracts.
The increase in operating income for the three months ended June 28, 2024, as compared to the three months ended June 30, 2023, was primarily attributable to a net increase in volumes and efficiencies on certain programs, partially offset by the completion of certain contracts.
The increase in operating income for the six months ended June 28, 2024, as compared to the six months ended June 30, 2023, was primarily attributable to a net increase in volumes and efficiencies on certain programs, and program wins, partially offset by the completion of certain contracts.

LEIDOS HOLDINGS, INC.

	Three Months Ended				Six Months Ended
Health & Civil	June 28, 2024	June 30, 2023	Dollar change	Percent change	June 28, 2024	June 30, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,263	$1,034	$229	22.1%	$2,462	$2,042	$420	20.6%
Operating income	307	134	173	129.1%	529	247	282	114.2%
Operating margin	24.3%	13.0%			21.5%	12.1%
The increase in revenues for the three and six months ended June 28, 2024, as compared to the three and six months ended June 30, 2023, was primarily attributable to higher volumes in the managed health services business, write-ups on certain programs and program wins.
The increase in operating income for the three and six months ended June 28, 2024, as compared to the three and six months ended June 30, 2023, was primarily driven by a net increase in volumes and favorable business mix in the managed health services business and write-ups on certain programs.

	Three Months Ended				Six Months Ended
Commercial & International	June 28, 2024	June 30, 2023	Dollar change	Percent change	June 28, 2024	June 30, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$561	$547	$14	2.6%	$1,070	$1,036	$34	3.3%
Operating (loss) income	(11)	34	(45)	(132.4)%	23	47	(24)	(51.1)%
Operating margin	(2.0)%	6.2%			2.1%	4.5%
The increase in revenues for the three and six months ended June 28, 2024, as compared to the three and six months ended June 30, 2023, was primarily attributable to higher material volumes within our Australia business and program wins. The increase was partially offset by the impact of write-downs on certain programs within our UK operations for which cost and schedule were rebaselined.
The decrease in operating income for the three and six months ended June 28, 2024, as compared to the three and six months ended June 30, 2023, was primarily driven by the impact of write-downs on certain programs within our UK operations for which cost and schedule were rebaselined, and the completion of certain contracts. The decrease was partially offset by higher material volumes and program wins.

	Three Months Ended				Six Months Ended
Defense Systems	June 28, 2024	June 30, 2023	Dollar change	Percent change	June 28, 2024	June 30, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$495	$466	$29	6.2%	$969	$911	$58	6.4%
Operating income	34	21	13	61.9%	55	44	11	25.0%
Operating margin	6.9%	4.5%			5.7%	4.8%
The increase in revenues for the three and six months ended June 28, 2024, as compared to the three and six months ended June 30, 2023, was primarily attributable to program wins, partially offset by the completion of certain contracts.
The increase in operating income for the three months ended June 28, 2024, as compared to the three months ended June 30, 2023, was primarily attributable to program wins and improved program execution on certain programs.
The increase in operating income for the six months ended June 28, 2024, as compared to the six months ended June 30, 2023, was primarily attributable to program wins.

LEIDOS HOLDINGS, INC.

	Three Months Ended				Six Months Ended
Corporate	June 28, 2024	June 30, 2023	Dollar change	Percent change	June 28, 2024	June 30, 2023	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(38)	$(30)	$(8)	26.7%	$(75)	$(59)	$(16)	27.1%
The increase in operating loss for the three months ended June 28, 2024, as compared to the three months ended June 30, 2023, was primarily attributable to increased general and administrative expenses.
The increase in operating loss for the six months ended June 28, 2024, as compared to the six months ended June 30, 2023, was primarily attributable to increased general and administrative expenses, partially offset by reduced legal fees.
Non-Operating Expense, net
Non-operating expense, net for the three months ended June 28, 2024, was $49 million as compared to $57 million for the three months ended June 30, 2023. The decrease was primarily driven by lower interest expense, as there were no commercial paper borrowings in the current year.
Non-operating expense, net for the six months ended June 28, 2024, was $96 million as compared to $115 million for the six months ended June 30, 2023. The decrease was primarily driven by lower interest expense, as there were no commercial paper borrowings in the current year, increased interest income on higher cash balances and favorable exchange rate movements.
Provision for Income Taxes
For the three months ended June 28, 2024, our effective tax rate was 23.9% compared to 23.4% for the three months ended June 30, 2023. The increase to the effective tax rate was primarily due to a reduced benefit in federal research tax credits, partially offset by a reduction of taxes related to foreign operations. In addition, our effective tax rate for the three months ended June 30, 2023, included a benefit from the release of an accrual for penalties.
For the six months ended June 28, 2024, our effective tax rate was 23.6% compared to 22.2% for the six months ended June 30, 2023. The increase to the effective tax rate was primarily due to a reduced benefit in federal research tax credits and an increase in unrecognized tax benefits, partially offset by an increase in excess tax benefits related to employee stock-based payment transactions.
In December 2021, the Organization for Economic Cooperation and Development enacted model rules for a new 15% global minimum tax framework (“Pillar Two”). Many governments around the world have enacted or are in the process of enacting Pillar Two legislation. The Pillar Two legislation became effective for certain jurisdictions beginning in fiscal 2024. We will continue to evaluate the impact of the rules as additional legislation gets enacted but currently do not expect them to have a material impact.

LEIDOS HOLDINGS, INC.

Bookings and Backlog
We recorded net bookings worth an estimated $4.0 billion and $7.7 billion during the three and six months ended June 28, 2024, respectively, as compared to $2.9 billion and $5.9 billion for the three and six months ended June 30, 2023, respectively.
The estimated value of our total backlog was as follows:

	June 28, 2024			June 30, 2023
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
National Security and Digital	$2,681	$15,268	$17,949	$2,806	$12,549	$15,355
Health & Civil	1,607	8,837	10,444	1,635	9,127	10,762
Commercial & International	2,699	1,886	4,585	2,786	972	3,758
Defense Systems	1,036	2,473	3,509	1,045	3,232	4,277
Total	$8,023	$28,464	$36,487	$8,272	$25,880	$34,152
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
Liquidity and Capital Resources
Overview
As of June 28, 2024, we had $823 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1 billion in additional borrowing, if required. As of June 28, 2024, and December 29, 2023, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $4.7 billion at both June 28, 2024, and December 29, 2023.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") and have maturities of up to 397 days from the date of issuance. As of June 28, 2024, and December 29, 2023, we did not have any Commercial Paper Notes outstanding.
We made principal payments, excluding the impacts of our Commercial Paper Notes, on our debt of $5 million and $9 million during the three and six months ended June 28, 2024, respectively, and $325 million and $2,036 million for the three and six months ended June 30, 2023, respectively. The activity for the three months ended June 30, 2023, included a required principal payment of $320 million to discharge the 364-day term loan credit agreement. The activity for the six months ended June 30, 2023, included a $1,210 million payment to discharge the $1.9 billion 5.77% senior unsecured term loan facility and a $498 million payment to discharge the $500 million 2.95% notes, due May 2023.
Our credit facilities, commercial paper notes and senior unsecured notes outstanding as of June 28, 2024, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of June 28, 2024.
We paid dividends of $51 million and $104 million during the three and six months ended June 28, 2024, respectively, and $50 million and $100 million during the three and six months ended June 30, 2023, respectively.
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

LEIDOS HOLDINGS, INC.

During the three and six months ended June 28, 2024, we made open market repurchases of our common stock for an aggregate purchase price of $100 million and $250 million, respectively, and $25 million during the six months ended June 30, 2023.There were no share repurchases for the three months ended June 30, 2023.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
	(in millions)
Net cash provided by operating activities	$374	$164	$437	$66
Net cash used in investing activities	(21)	(44)	(33)	(83)
Net cash used in financing activities	(159)	(164)	(387)	(221)
Net cash provided by operating activities increased $210 million during the three months ended June 28, 2024, when compared to the prior year quarter. The increase was primarily due to higher earnings and a favorable change in working capital.
Net cash provided by operating activities increased $371 million during the six months ended June 28, 2024, when compared to the prior year. The increase was primarily due to higher earnings and lower tax payments of $116 million mainly in connection with the Tax Cuts and Jobs Act provision requiring capitalization of research and development costs and a nonrecurring $62 million payment for payroll taxes related to the CARES Act in the prior year, partially offset by an unfavorable change in other working capital.
Net cash used in investing activities decreased $23 million and $50 million, respectively, for the three and six months ended June 28, 2024, when compared to the prior year quarter, primarily due to lower capital expenditures.
Net cash used in financing activities decreased $5 million for the three months ended June 28, 2024, when compared to the prior year quarter, primarily due to a decrease of $120 million in net payments made from debt activities, partially offset by a net increase of $114 million in stock repurchases.
Net cash used in financing activities increased $166 million for the six months ended June 28, 2024, when compared to the prior year. The increase was primarily due to a net increase of $225 million in open market share repurchases and $29 million increase in shares withheld for tax obligations, partially offset by a decrease of $91 million in net payments made from debt activities.
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
Balance Sheet Information for the Guarantor and Issuer of Registered Notes

	June 28, 2024	December 29, 2023
	(in millions)
Total current assets	$2,520	$2,464
Goodwill	5,673	5,517
Other long-term assets	1,323	1,241
Total assets	$9,516	$9,222

Total current liabilities	$2,531	$1,983
Long-term debt, net of current portion	4,108	4,663
Intercompany payables	2,817	2,523
Other long-term liabilities	618	599
Total liabilities	$10,074	$9,768

LEIDOS HOLDINGS, INC.

Statement of Operations Information for the Guarantor and Issuer of Registered Notes

Six Months Ended
June 28, 2024
(in millions)
Revenues, net	$5,189
Operating income	434
Net income attributable to Leidos common stockholders	89
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of June 28, 2024. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer
The following table presents information related to the repurchases of our common stock during the quarter ended June 28, 2024.

Period	Total Number of Shares(1) (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
March 30, 2024 - March 31, 2024	—	$—	—	11,837,626
April 1, 2024 - April 30, 2024	448	128.22	—	11,837,626
May 1, 2024 - May 31, 2024	677,221	147.55	677,221	11,160,405
June 1, 2024 - June 28, 2024	—	—	—	11,160,405
Total	677,669	$147.54	677,221
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 trading arrangement
During the three months ended June 28, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: July 30, 2024

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer