Form 10-Q
period 2024-09-27
Leidos Holdings, Inc.
filed 2024-10-29
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of October 22, 2024, was 133,433,109 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2024	December 29, 2023
	(unaudited; in millions, except share and per share data)
Assets:
Cash and cash equivalents	$1,185	$777
Receivables, net	2,706	2,429
Inventory, net	323	310
Other current assets	451	489
Total current assets	4,665	4,005
Property, plant and equipment, net	992	961
Intangible assets, net	558	667
Goodwill	6,123	6,112
Operating lease right-of-use assets, net	459	512
Other long-term assets	541	438
Total assets	$13,338	$12,695

Liabilities:
Accounts payable and accrued liabilities	$2,287	$2,277
Accrued payroll and employee benefits	903	695
Current portion of long-term debt	592	18
Total current liabilities	3,782	2,990
Long-term debt, net of current portion	4,081	4,664
Operating lease liabilities	467	516
Other long-term liabilities	341	267
Total liabilities	8,671	8,437

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 133,337,275 and 135,766,419 shares issued and outstanding at September 27, 2024, and December 29, 2023, respectively	—	—
Additional paid-in capital	1,469	1,885
Retained earnings	3,179	2,364
Accumulated other comprehensive loss	(34)	(48)
Total Leidos stockholders’ equity	4,614	4,201
Non-controlling interest	53	57
Total stockholders' equity	4,667	4,258
Total liabilities and stockholders' equity	$13,338	$12,695

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(unaudited; in millions, except per share data)
Revenues	$4,190	$3,921	$12,297	$11,458
Cost of revenues	3,428	3,334	10,192	9,809
Selling, general and administrative expenses	247	239	704	709
Acquisition, integration and restructuring costs	3	5	14	14
Goodwill impairment charges	—	599	—	599
Asset impairment charges	6	88	6	88
Equity earnings of non-consolidated subsidiaries	(10)	(8)	(25)	(21)
Operating income (loss)	516	(336)	1,406	260
Non-operating income (expense):
Interest expense, net	(46)	(53)	(146)	(163)
Other income (expense), net	—	1	4	(4)
Income (loss) before income taxes	470	(388)	1,264	93
Income tax expense	(108)	(8)	(295)	(115)
Net income (loss)	362	(396)	969	(22)
Less: net (loss) income attributable to non-controlling interest	(2)	3	(1)	8
Net income (loss) attributable to Leidos common stockholders	$364	$(399)	$970	$(30)

Earnings per share:
Basic	$2.72	$(2.91)	$7.19	$(0.22)
Diluted	2.68	(2.91)	7.13	(0.22)

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(unaudited; in millions)
Net income (loss)	$362	$(396)	$969	$(22)
Foreign currency translation adjustments	37	(31)	18	(19)
Unrecognized loss on derivative instruments	(5)	—	(4)	(1)
Pension adjustments	(1)	(1)	—	(2)
Total other comprehensive income (loss), net of taxes	31	(32)	14	(22)
Comprehensive income (loss)	393	(428)	983	(44)
Less: net (loss) income attributable to non-controlling interest	(2)	3	(1)	8
Comprehensive income (loss) attributable to Leidos common stockholders	$395	$(431)	$984	$(52)

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(unaudited; in millions, except per share data)
Balance at December 29, 2023	136	$1,885	$2,364	$(48)	$4,201	$57	$4,258
Net income (loss)	—	—	284	—	284	(1)	283
Other comprehensive loss, net of taxes	—	—	—	(24)	(24)	—	(24)
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(184)	—	—	(184)	—	(184)
Dividends of $0.38 per share	—		(53)	—	(53)	—	(53)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 29, 2024	135	$1,735	$2,595	$(72)	$4,258	$55	$4,313
Net income	—	—	322	—	322	2	324
Other comprehensive income, net of taxes	—	—	—	7	7	—	7
Issuances of stock	1	14	—	—	14	—	14
Repurchases of stock and other	(1)	(115)	—	—	(115)	—	(115)
Dividends of $0.38 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at June 28, 2024	135	$1,654	$2,866	$(65)	$4,455	$55	$4,510
Net income (loss)	—	—	364	—	364	(2)	362
Other comprehensive income, net of taxes	—	—	—	31	31	—	31
Issuances of stock	—	1	—	—	1	—	1
Repurchases of stock and other	(2)	(205)	—	—	(205)	—	(205)
Dividends of $0.38 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	19	—	—	19	—	19
Balance at September 27, 2024	133	$1,469	$3,179	$(34)	$4,614	$53	$4,667

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(unaudited; in millions, except per share data)
Balance at December 30, 2022	137	$2,005	$2,367	$(73)	$4,299	$54	$4,353
Net income	—	—	162	—	162	2	164
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	—	(43)	—	—	(43)	—	(43)
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	18	—	—	18	—	18
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	137	$1,994	$2,479	$(64)	$4,409	$55	$4,464
Net income	—	—	207	—	207	3	210
Other comprehensive income, net of taxes	—	—	—	1	1	—	1
Issuances of stock	—	14	—	—	14	—	14
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	19	—	—	19	—	19
Net capital distributions to non-controlling interest	—	(3)	—	—	(3)	(2)	(5)
Balance at June 30, 2023	137	$2,024	$2,636	$(63)	$4,597	$56	$4,653
Net (loss) income	—	—	(399)	—	(399)	3	(396)
Other comprehensive loss, net of taxes	—	—	—	(32)	(32)	—	(32)
Issuances of stock	1	12	—	—	12	—	12
Repurchases of stock and other	—	(1)	—	—	(1)	—	(1)
Dividends of $0.36 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at September 29, 2023	138	$2,055	$2,186	$(95)	$4,146	$57	$4,203
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 27, 2024	September 29, 2023
	(unaudited; in millions)
Cash flows from operations:
Net income (loss)	$969	$(22)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	211	248
Stock-based compensation	59	57
Deferred income taxes	(96)	(192)
Goodwill impairment charges	—	599
Asset impairment charges	6	88
Other	5	25
Change in assets and liabilities, net of effects of acquisitions:
Receivables	(260)	(109)
Other current assets and other long-term assets	102	141
Accounts payable and accrued liabilities and other long-term liabilities	(149)	22
Accrued payroll and employee benefits	208	105
Income taxes receivable/payable	38	(101)
Net cash provided by operating activities	1,093	861
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	—	(6)
Payments for property, equipment and software	(63)	(129)
Net proceeds from sale of assets	2	—
Other	5	—
Net cash used in investing activities	(56)	(135)
Cash flows from financing activities:
Proceeds from debt issuance	—	1,743
Repayments of borrowings	(14)	(2,041)
Payments for debt issuance costs	—	(7)
Dividend payments	(155)	(150)
Repurchases of stock and other	(500)	(44)
Proceeds from issuances of stock	28	37
Net capital distributions to non-controlling interests	(3)	(8)
Net cash used in financing activities	(644)	(470)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	5	—
Net increase in cash, cash equivalents and restricted cash	398	256
Cash, cash equivalents and restricted cash at beginning of period	928	683
Cash, cash equivalents and restricted cash at end of period	1,326	939
Less: restricted cash at end of period	141	189
Cash and cash equivalents at end of period	$1,185	$750
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Nine Months Ended
	September 27, 2024	September 29, 2023
	(unaudited; in millions)
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$276	$325
Cash paid for interest	167	160
Non-cash investing activity:
Property, plant and equipment additions	$72	$2
Non-cash financing activity:
Finance lease obligations	$—	$65
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
During the quarter ended March 29, 2024, we completed a realignment of our segment and reporting structure, which resulted in the identification of four reportable segments: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. We commenced operating and reporting under the new organizational structure effective the first day of fiscal 2024. In addition, we separately present the unallocable costs associated with corporate functions as Corporate. As a result of this change, prior year segment results and disclosures have been recast to reflect the current reportable segment structure.
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
The amendments in this update are effective for public entities for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments should be adopted on a retrospective basis and early adoption is permitted. We will adopt these amendments for annual disclosures in fiscal 2024 and interim disclosures in fiscal 2025.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(in millions, except per share data)
Favorable impact	$58	$40	$125	$102
Unfavorable impact	(28)	(24)	(107)	(62)
Net impact to income before income taxes	$30	$16	$18	$40

Impact on diluted EPS attributable to Leidos common stockholders	$0.17	$0.09	$0.10	$0.22
The unfavorable impact for the nine months ended September 27, 2024, included $41 million in write-downs on programs within our UK operations related to cost increases and schedule delays.
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $78 million and $12 million for the three and nine months ended September 27, 2024, respectively, and $13 million and $14 million for the three and nine months ended September 29, 2023, respectively. The changes primarily relate to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. At September 27, 2024, and December 29, 2023, $91 million and $136 million, respectively, of outstanding payments were included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets.
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $141 million and $151 million at September 27, 2024, and December 29, 2023, respectively.
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
As of September 27, 2024, we had $16 billion of RPO and expect to recognize approximately 66% and 82% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended September 27, 2024
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,281	$243	$15	$475	$2,014
Other U.S. government agencies(1)	540	964	114	18	1,636
Commercial and non-U.S. customers	26	16	448	29	519
Total	$1,847	$1,223	$577	$522	$4,169

	Three Months Ended September 29, 2023
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,235	$257	$11	$444	$1,947
Other U.S. government agencies(1)	570	776	91	31	1,468
Commercial and non-U.S. customers	33	16	446	(13)	482
Total	$1,838	$1,049	$548	$462	$3,897
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 27, 2024
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
DoD and U.S. Intelligence Community	$3,749	$755	$29	$1,341	$5,874
Other U.S. government agencies(1)	1,585	2,867	268	64	4,784
Commercial and non-U.S. customers	87	48	1,348	86	1,569
Total	$5,421	$3,670	$1,645	$1,491	$12,227

	Nine Months Ended September 29, 2023
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
DoD and U.S. Intelligence Community	$3,582	$797	$26	$1,219	$5,624
Other U.S. government agencies(1)	1,682	2,230	236	91	4,239
Commercial and non-U.S. customers	99	45	1,319	63	1,526
Total	$5,363	$3,072	$1,581	$1,373	$11,389
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended September 27, 2024
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$980	$433	$94	$326	$1,833
Firm-fixed-price	511	737	378	155	1,781
Time-and-materials and fixed-price-level-of-effort	356	53	105	41	555
Total	$1,847	$1,223	$577	$522	$4,169

	Three Months Ended September 29, 2023
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$993	$467	$89	$301	$1,850
Firm-fixed-price	509	537	367	134	1,547
Time-and-materials and fixed-price-level-of-effort	336	45	92	27	500
Total	$1,838	$1,049	$548	$462	$3,897

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 27, 2024
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$2,874	$1,331	$269	$940	$5,414
Firm-fixed-price	1,497	2,176	1,049	437	5,159
Time-and-materials and fixed-price-level-of-effort	1,050	163	327	114	1,654
Total	$5,421	$3,670	$1,645	$1,491	$12,227

	Nine Months Ended September 29, 2023
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$2,876	$1,542	$263	$840	$5,521
Firm-fixed-price	1,513	1,394	1,005	425	4,337
Time-and-materials and fixed-price-level-of-effort	974	136	313	108	1,531
Total	$5,363	$3,072	$1,581	$1,373	$11,389
Disaggregated revenues by geographic location were as follows:

	Three Months Ended September 27, 2024
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
United States	$1,840	$1,222	$257	$511	$3,830
International	7	1	320	11	339
Total	$1,847	$1,223	$577	$522	$4,169

	Three Months Ended September 29, 2023
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
United States	$1,831	$1,047	$221	$458	$3,557
International	7	2	327	4	340
Total	$1,838	$1,049	$548	$462	$3,897

	Nine Months Ended September 27, 2024
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
United States	$5,398	$3,666	$692	$1,458	$11,214
International	23	4	953	33	1,013
Total	$5,421	$3,670	$1,645	$1,491	$12,227

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 29, 2023
	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
United States	$5,336	$3,069	$630	$1,362	$10,397
International	27	3	951	11	992
Total	$5,363	$3,072	$1,581	$1,373	$11,389
Revenues by customer-type, contract-type and geographic location exclude lease income of $21 million and $70 million for the three and nine months ended September 27, 2024, respectively, and $24 million and $69 million for the three and nine months ended September 29, 2023, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	September 27, 2024	December 29, 2023
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,137	$1,041

Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$353	$442

Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$13	$21
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
For the three and nine months ended September 27, 2024, $45 million and $256 million, respectively, of revenue recognized was included as a contract liability at December 29, 2023. For the three and nine months ended September 29, 2023, $28 million and $215 million, respectively, of revenue recognized was included as a contract liability at December 30, 2022.

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
Goodwill was allocated to the new reporting units within our reportable segments based on a relative fair value approach.
The following table presents changes in the carrying amount of goodwill by reportable segment:

	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
	(in millions)
Goodwill at December 30, 2022	$2,755	$1,366	$1,389	$1,186	$6,696
Goodwill impairment	—	—	(596)	—	(596)
Acquisitions of a business(1)	—	—	(4)	—	(4)
Foreign currency translation adjustments	3	—	11	2	16
Goodwill at December 29, 2023(2)	$2,758	$1,366	$800	$1,188	$6,112
Foreign currency translation adjustments	—	—	11	—	11
Goodwill at September 27, 2024(2)	$2,758	$1,366	$811	$1,188	$6,123
(1) Adjustment to goodwill resulting from a measurement period purchase accounting adjustment.
(2) Carrying amount includes accumulated impairment loss of $596 million within the Commercial & International segment.
We evaluate qualitative factors that could cause us to consider whether the estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in management, strategy, partners or litigation.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
Intangible assets, net consisted of the following:

	September 27, 2024			December 29, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,689	$(1,264)	$425	$1,689	$(1,175)	$514
Software and technology	264	(161)	103	263	(144)	119
Customer relationships	53	(27)	26	52	(22)	30
Total finite-lived intangible assets	2,006	(1,452)	554	2,004	(1,341)	663
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$2,010	$(1,452)	$558	$2,008	$(1,341)	$667
Our strategic decisions regarding SES’ product offerings and operating regions (see the goodwill discussion above) caused certain technology and in-process research and development intangible assets to be abandoned and the carrying values of certain program intangible assets to become unrecoverable. As a result, for the three and nine months ended September 29, 2023, we recognized intangible asset impairment charges of $79 million. The impairment was recorded to “Asset impairment charges” in the condensed consolidated statements of operations within the Commercial & International reportable segment.
Amortization expense was $37 million and $110 million for the three and nine months ended September 27, 2024, respectively, and $50 million and $153 million for the three and nine months ended September 29, 2023, respectively.
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
The estimated annual amortization expense as of September 27, 2024, was as follows:

Fiscal year ending
(in millions)
2024 (remainder of year)	$37
2025	120
2026	99
2027	73
2028	62
2029 and thereafter	163
$554

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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	September 27, 2024		December 29, 2023
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$4	$4	$11	$11
As of September 27, 2024, and December 29, 2023, our derivatives primarily consisted of the cash flow interest rate swaps on $500 million of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the one-month Secured Overnight Financing Rate ("SOFR") rate (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values.
As of September 27, 2024, and December 29, 2023, the fair value of debt was $4.6 billion for both periods, and the carrying amount was $4.7 billion for both periods (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements and our credit rating (Level 2 inputs).
During the three months ended September 29, 2023, we recorded impairment charges of SES' goodwill (see "Note 3–Goodwill and Intangible Assets"). The fair values of the assets and liabilities of the SES reporting unit were determined using a blended approach, including discounted cash flow models and market earnings multiples. The market approach estimates fair value based on profitability and valuation metrics for peer companies and applies a multiple to the reporting unit's operating performance. The income approach estimates fair value by discounting the reporting unit's estimated future cash flows using a weighted-average cost of capital reflecting current market conditions as well as the risk profile of the reporting unit. Future cash flows are based on estimates of economic and market assumptions made using the best judgment of management, including growth rates in revenue and margins, and future changes in tax rates and cash expenditures. Other significant assumptions and estimates include estimates of future capital expenditures, terminal value growth rates, and changes in future working capital requirements. The fair value of the SES reporting unit was determined using Level 3 inputs.

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
The fair value of the interest rate swaps was as follows:

	Asset derivatives
	Balance sheet line item	September 27, 2024	December 29, 2023
		(in millions)
Cash flow interest rate swaps	Other current assets(1)	$4	$11
(1) As of December 29, 2023, the cash flow interest rate swaps were reported in the "other long-term assets" on the condensed consolidated balance sheet.
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
The effect of the cash flow hedges on other comprehensive (loss) income and earnings for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$46	$53	$146	$163

Amount recognized in other comprehensive income (loss)	$(4)	$3	$3	$11
Amount reclassified from accumulated other comprehensive loss to interest expense, net	$(3)	$(3)	$(9)	$(12)
We expect to reclassify net gains of $3 million from accumulated other comprehensive loss into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	September 27, 2024	December 29, 2023
			(in millions)
Senior unsecured term loan:
$1,000 million term loan, due March 2028	6.46%	6.64%	$1,000	$1,000
Senior unsecured notes:
$500 million notes, due May 2025	3.63%	3.76%	500	500
$750 million notes, due May 2030	4.38%	4.50%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$250 million notes, due July 2032	7.13%	7.43%	250	250
$750 million notes, due March 2033	5.75%	5.81%	750	750
$300 million notes, due July 2033	5.50%	5.88%	161	161
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	1.84%-6.31%	78	91
Less: unamortized debt discounts and deferred debt issuance costs			(34)	(38)
Total long-term debt			4,673	4,682
Less current portion			(592)	(18)
Total long-term debt, net of current portion			$4,081	$4,664
Term Loans and Revolving Credit Facility
On March 10, 2023 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and a $1.0 billion senior unsecured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities will mature in March 2028. The Revolving Facility is subject to an annual commitment fee rate of 0.125% on the unused credit availability and permits two additional one-year extensions subject to lender consent. As of September 27, 2024, and December 29, 2023, there were no borrowings outstanding under the Revolving Facility.
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
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of September 27, 2024, and December 29, 2023, we did not have any Commercial Paper Notes outstanding.
Covenants
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
We were in compliance with all covenants as of September 27, 2024.
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
	(in millions)
Balance at December 30, 2022	$(73)	$13	$(13)	$(73)
Other comprehensive income (loss)	36	6	(1)	41
Taxes	(2)	1	—	(1)
Reclassification from AOCI	—	(15)	—	(15)
Balance at December 29, 2023	(39)	5	(14)	(48)
Other comprehensive income (loss)	23	3	—	26
Taxes	(5)	2	—	(3)
Reclassification from AOCI	—	(9)	—	(9)
Balance at September 27, 2024	$(21)	$1	$(14)	$(34)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of operations.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(in millions)
Basic weighted average number of shares outstanding	134	137	135	137
Dilutive common share equivalents—stock options and other stock awards(1)	2	—	1	—
Diluted weighted average number of shares outstanding	136	137	136	137
(1) Dilutive common share equivalents for the three and nine months ended September 29, 2023, did not include the impact of 1 million potentially dilutive equity awards because the result would have been anti-dilutive due to the net losses.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were less than 0.5 million for both the three and nine months ended September 27, 2024, and 2 million for both the three and nine months ended September 29, 2023.
During the three and nine months ended September 27, 2024, we made open market repurchases of our common stock for an aggregate purchase price of $200 million and $450 million, respectively, and $25 million during the nine months ended September 29, 2023. There were no share repurchases for the three months ended September 29, 2023. All shares repurchased were immediately retired.
Note 9–Income Taxes
For the three months ended September 27, 2024, the effective tax rate was 23.0% compared to (2.1)% for the three months ended September 29, 2023. The increase to the effective tax rate was primarily due to the tax impacts from non-deductible goodwill impairments for the three months ended September 29, 2023, and an increase in unrecognized tax benefits for the three months ended September 27, 2024.
For the nine months ended September 27, 2024, the effective tax rate was 23.3% compared to 123.7% for the nine months ended September 29, 2023. The decrease to the effective tax rate was primarily due to the tax impacts from non-deductible goodwill impairments for the nine months ended September 29, 2023, partially offset by a reduced benefit in federal research tax credits for the nine months ended September 27, 2024.
Note 10–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the CODM, currently our Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.
Effective the first day of fiscal 2024, we realigned our business to report into six operating segments, which are aggregated into four reportable segments in accordance with the criteria established under ASC 280: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. Our reportable segments are focused on specific, defined capability sets that we bring to our customers. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate. As a result of this change, prior year segment results have been recast to reflect the current reportable segment structure.
National Security & Digital provides technology enabled services and mission software capabilities for defense and intelligence customers in the areas of cyber, logistics, security operations and decision analytics, as well as IT operations and digital transformation programs across all U.S. federal government customers. Our advanced capabilities include the delivery of technology-enabled services, mission software capabilities and IT modernization services. Our capabilities allow us to provide innovative technology solutions in the following categories: software development, engineering & design, modeling & simulation, analytics, cyber security, intelligence analysis, linguistics and mission operations.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The segment information for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(in millions)
Revenues:
National Security & Digital	$1,865	$1,852	$5,471	$5,400
Health & Civil	1,225	1,055	3,687	3,097
Commercial & International	578	552	1,648	1,588
Defense Systems	522	462	1,491	1,373
Total revenues	$4,190	$3,921	$12,297	$11,458

Operating income (loss):
National Security & Digital	$187	$170	$545	$487
Health & Civil	287	165	816	412
Commercial & International	41	(646)	64	(599)
Defense Systems	37	3	92	47
Corporate	(36)	(28)	(111)	(87)
Total operating income (loss)	$516	$(336)	$1,406	$260
The income statement performance measures used to evaluate segment performance are revenues and operating income (loss). As a result, "Interest expense, net," "Other income (expense), net" and "Income tax expense" as reported in the condensed consolidated statements of operations are not allocated to our segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in indirect cost pools, which are then collectively allocated to the reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, depreciation expense is not separately disclosed on the condensed consolidated statements of operations.
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
Defense Contract Audit Agency
As of September 27, 2024, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2022 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of September 27, 2024, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commitments
As of September 27, 2024, we have outstanding letters of credit of $67 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $103 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of September 27, 2024, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2024 (remainder of year)	$38
2025	96
2026	4
2027	14
2028	15
2029 and thereafter	3
$170

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
Beginning in fiscal 2024, we realigned our business and operate in four reportable segments that are focused on specific, defined capability sets we bring to our customers. As a result of this change, prior year segment results and disclosures have been recast to reflect the current reportable segment structure. We now operate in the following reportable segments: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. We also separately present the unallocable costs associated with corporate functions as Corporate (see "Note 10–Business Segments").
Business Environment and Trends
U.S. Government Markets
During the three and nine months ended September 27, 2024, we generated approximately 87% of total revenues from contracts with the U.S. government, as compared to 87% and 86% for the three and nine months ended September 29, 2023, respectively. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On September 26, 2024, Congress avoided a federal government shutdown by passing a continuing resolution that provides government funding through December 20, 2024. The continuing resolution gives lawmakers additional time after the November elections to consider the 12 appropriations bills for government fiscal year 2025, emergency supplemental funding for the recent hurricanes and wildfires, and organize new leadership of the House of Representatives and Senate. Failure to pass the appropriation bills or another continuing resolution by December 20, 2024, will result in a partial or complete federal government shutdown.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented approximately 8% of total revenues for both the three and nine months ended September 27, 2024, as compared to 9% for both the three and nine months ended September 29, 2023. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	September 27, 2024	September 29, 2023	Dollar change	Percent change	September 27, 2024	September 29, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$4,190	$3,921	$269	6.9%	$12,297	$11,458	$839	7.3%

Operating income (loss)	516	(336)	852	NM	1,406	260	1,146	NM
Non-operating expense, net	(46)	(52)	6	(11.5)%	(142)	(167)	25	(15.0)%
Income (loss) before income taxes	470	(388)	858	NM	1,264	93	1,171	NM
Income tax expense	(108)	(8)	(100)	NM	(295)	(115)	(180)	156.5%
Net income (loss)	362	(396)	758	191.4%	969	(22)	991	NM
Net income (loss) attributable to Leidos common stockholders	$364	$(399)	$763	191.2%	$970	$(30)	$1,000	NM
Operating margin	12.3%	(8.6)%			11.4%	2.3%
NM- Not Meaningful
Segment and Corporate Results

	Three Months Ended				Nine Months Ended
National Security & Digital	September 27, 2024	September 29, 2023	Dollar change	Percent change	September 27, 2024	September 29, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,865	$1,852	$13	0.7%	$5,471	$5,400	$71	1.3%
Operating income	187	170	17	10.0%	545	487	58	11.9%
Operating margin	10.0%	9.2%			10.0%	9.0%
The increase in revenues for the three and nine months ended September 27, 2024, as compared to the three and nine months ended September 29, 2023, was primarily attributable to program wins and a net increase in volumes on certain contracts, partially offset by the completion of certain contracts.
The increase in operating income for the three and nine months ended September 27, 2024, as compared to the three and nine months ended September 29, 2023, was primarily attributable to contract efficiencies, a net increase in volumes on certain contracts and program wins, partially offset by the completion of certain contracts.

LEIDOS HOLDINGS, INC.

	Three Months Ended				Nine Months Ended
Health & Civil	September 27, 2024	September 29, 2023	Dollar change	Percent change	September 27, 2024	September 29, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,225	$1,055	$170	16.1%	$3,687	$3,097	$590	19.1%
Operating income	287	165	122	73.9%	816	412	404	98.1%
Operating margin	23.4%	15.6%			22.1%	13.3%
The increase in revenues for the three and nine months ended September 27, 2024, as compared to the three and nine months ended September 29, 2023, was primarily attributable to a net increase in volumes and case complexity within the managed health services business, an increase in net write-ups on certain programs and program wins.
The increase in operating income for the three and nine months ended September 27, 2024, as compared to the three and nine months ended September 29, 2023, was primarily driven by an increase in volumes and case complexity within in the managed health services business and an increase in net write-ups on certain programs.

	Three Months Ended				Nine Months Ended
Commercial & International	September 27, 2024	September 29, 2023	Dollar change	Percent change	September 27, 2024	September 29, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$578	$552	$26	4.7%	$1,648	$1,588	$60	3.8%
Operating (loss) income	41	(646)	687	106.3%	64	(599)	663	110.7%
Operating margin	7.1%	(117.0)%			3.9%	(37.7)%
The increase in revenues for the three months ended September 27, 2024, as compared to the three months ended September 29, 2023, was primarily attributable to programs wins and a net increase in volumes, partially offset by the completion of certain programs.
The increase in revenues for the nine months ended September 27, 2024, as compared to the nine months ended September 29, 2023, was primarily attributable to a net increase in volumes and programs wins. This was partially offset by the impact of write-downs on certain programs within our UK operations for which cost and schedule were rebaselined as well as the the completion of certain programs.
The increase in operating income for the three months ended September 27, 2024, as compared to the three months ended September 29, 2023, was primarily driven by impairment charges of $679 million recorded in the prior year.
The increase in operating income for the nine months ended September 27, 2024, as compared to the nine months ended September 29, 2023, was primarily driven by impairment charges of $679 million recorded in the prior year, programs wins and a net increase in volumes. This was partially offset by the impact of write-downs on certain programs within our UK operations for which cost and schedule were rebaselined as well as the completion of certain programs.

	Three Months Ended				Nine Months Ended
Defense Systems	September 27, 2024	September 29, 2023	Dollar change	Percent change	September 27, 2024	September 29, 2023	Dollar change	Percent change
	(dollars in millions)
Revenues	$522	$462	$60	13.0%	$1,491	$1,373	$118	8.6%
Operating income	37	3	34	NM	92	47	45	95.7%
Operating margin	7.1%	0.6%			6.2%	3.4%
NM- Not Meaningful
The increase in revenues for the three and nine months ended September 27, 2024, as compared to the three and nine months ended September 29, 2023, was primarily attributable to programs wins and a net increase in volumes, partially offset by the completion of certain contracts.

LEIDOS HOLDINGS, INC.

The increase in operating income for the three months ended September 27, 2024, as compared to the three months ended September 29, 2023, was primarily attributable to program wins and improved program execution on certain programs.
The increase in operating income for the nine months ended September 27, 2024, as compared to the nine months ended September 29, 2023, was primarily attributable to programs wins, improved program execution and higher integration costs in the prior year.

	Three Months Ended				Nine Months Ended
Corporate	September 27, 2024	September 29, 2023	Dollar change	Percent change	September 27, 2024	September 29, 2023	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(36)	$(28)	$(8)	28.6%	$(111)	$(87)	$(24)	27.6%
The increase in operating loss for the three months ended September 27, 2024, as compared to the three months ended September 29, 2023, was primarily attributable to increased general and administrative expenses and legal fees.
The increase in operating loss for the nine months ended September 27, 2024, as compared to the nine months ended September 29, 2023, was primarily attributable to increased general and administrative expenses.
Non-Operating Expense, net
Non-operating expense, net for the three months ended September 27, 2024, was $46 million as compared to $52 million for the three months ended September 29, 2023. The decrease was primarily driven by increased interest income due to higher cash balances.
Non-operating expense, net for the nine months ended September 27, 2024, was $142 million as compared to $167 million for the nine months ended September 29, 2023. The decrease was primarily driven by increased interest income due to higher cash balances, lower interest expense driven by commercial paper borrowings in the prior year and favorable exchange rate movements.
Provision for Income Taxes
For the three months ended September 27, 2024, our effective tax rate was 23.0% compared to (2.1)% for the three months ended September 29, 2023. The increase to the effective tax rate was primarily due to the tax impacts from non-deductible goodwill impairments for the three months ended September 29, 2023, and an increase in unrecognized tax benefits for the three months ended September 27, 2024.
For the nine months ended September 27, 2024, our effective tax rate was 23.3% compared to 123.7% for the nine months ended September 29, 2023. The decrease to the effective tax rate was primarily due to the tax impacts from non-deductible goodwill impairments for the nine months ended September 29, 2023, partially offset by a reduced benefit in federal research tax credits for the nine months ended September 27, 2024.
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

LEIDOS HOLDINGS, INC.

Bookings and Backlog
We recorded net bookings worth an estimated $8.1 billion and $15.8 billion during the three and nine months ended September 27, 2024, respectively, as compared to $7.9 billion and $13.8 billion for the three and nine months ended September 29, 2023, respectively.
The estimated value of our total backlog was as follows:

	September 27, 2024			September 29, 2023
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
National Security & Digital	$3,323	$16,532	$19,855	$3,146	$14,802	$17,948
Health & Civil	1,536	9,835	11,371	2,022	10,141	12,163
Commercial & International	2,631	2,022	4,653	2,586	1,012	3,598
Defense Systems	1,602	3,080	4,682	1,293	3,041	4,334
Total	$9,092	$31,469	$40,561	$9,047	$28,996	$38,043
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
Liquidity and Capital Resources
Overview
As of September 27, 2024, we had $1,185 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1 billion in additional borrowing, if required. As of September 27, 2024, and December 29, 2023, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $4.7 billion at both September 27, 2024, and December 29, 2023.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") and have maturities of up to 397 days from the date of issuance. As of September 27, 2024, and December 29, 2023, we did not have any Commercial Paper Notes outstanding.
We made principal payments, excluding the impacts of our Commercial Paper Notes, on our debt of $5 million and $14 million during the three and nine months ended September 27, 2024, respectively, and $5 million and $2,041 million for the three and nine months ended September 29, 2023, respectively. The activity for the nine months ended September 29, 2023, included a $1,210 million payment to discharge the $1.9 billion 5.77% senior unsecured term loan facility, a $498 million payment to discharge the $500 million 2.95% notes, due May 2023, and a required principal payment of $320 million to discharge the 364-day term loan credit agreement.
Our credit facilities, commercial paper notes and senior unsecured notes outstanding as of September 27, 2024, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of September 27, 2024.
We paid dividends of $51 million and $155 million during the three and nine months ended September 27, 2024, respectively, and $50 million and $150 million during the three and nine months ended September 29, 2023, respectively.
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

LEIDOS HOLDINGS, INC.

During the three and nine months ended September 27, 2024, we made open market repurchases of our common stock for an aggregate purchase price of $200 million and $450 million, respectively, and $25 million during the nine months ended September 29, 2023.There were no share repurchases for the three months ended September 29, 2023.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(in millions)
Net cash provided by operating activities	$656	$795	$1,093	$861
Net cash used in investing activities	(23)	(52)	(56)	(135)
Net cash used in financing activities	(257)	(249)	(644)	(470)
Net cash provided by operating activities decreased $139 million during the three months ended September 27, 2024, when compared to the prior year quarter. The decrease was primarily due to unfavorable changes in working capital, partially offset by higher earnings and the timing of payroll and employee benefit accruals.
Net cash provided by operating activities increased $232 million during the nine months ended September 27, 2024, when compared to the prior year. The increase was primarily due to higher earnings and lower tax payments of $49 million primarily due to payments made in the prior year for the TCJA provision and payroll taxes related to the CARES act.
Net cash used in investing activities decreased $29 million and $79 million during the three and nine months ended September 27, 2024, respectively, when compared to the prior year. The decreases were primarily due to lower capital expenditures of $27 million and $66 million for the three and nine months ended September 27, 2024, respectively.
Net cash used in financing activities increased $8 million for the three months ended September 27, 2024, when compared to the prior year quarter, primarily due to a $202 million increase in stock repurchases, partially offset by $200 million in commercial paper net proceeds received in the prior year.
Net cash used in financing activities increased $174 million for the nine months ended September 27, 2024, when compared to the prior year. The increase was primarily due to a $425 million increase in stock repurchases, a $31 million increase in shares withheld for tax obligations, partially offset by a decrease of $291 million in net payments made on debt activities.
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

Senior unsecured Registered Notes issued by Leidos, Inc.:
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
Balance Sheet Information for the Guarantor and Issuer of Registered Notes

	September 27, 2024	December 29, 2023
	(in millions)
Total current assets	$2,791	$2,464
Goodwill	5,673	5,517
Other long-term assets	1,348	1,241
Total assets	$9,812	$9,222

Total current liabilities	$2,852	$1,983
Long-term debt, net of current portion	4,080	4,663
Intercompany payables	2,966	2,523
Other long-term liabilities	681	599
Total liabilities	$10,579	$9,768

LEIDOS HOLDINGS, INC.

Statement of Operations Information for the Guarantor and Issuer of Registered Notes

Nine Months Ended
September 27, 2024
(in millions)
Revenues, net	$7,820
Operating income	652
Net income attributable to Leidos common stockholders	131
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 27, 2024. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 27, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer
The following table presents information related to the repurchases of our common stock during the quarter ended September 27, 2024.

Period	Total Number of Shares(1) (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
June 29, 2024 - June 30, 2024	—	$—	—	11,160,405
July 1, 2024 - July 31, 2024	57,518	146.39	—	11,160,405
August 1, 2024 - August 31, 2024	1,073,970	147.68	1,073,970	10,086,435
September 1, 2024 - September 27, 2024	266,933	155.10	266,933	9,819,502
Total	1,398,421	$149.04	1,340,903
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 trading arrangement
During the three months ended September 27, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on October 25, 2024.

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to our Annual Report on Form 10-K filed with the SEC on February 13, 2024.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LEIDOS HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2024

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer