Form 10-K
period 2025-01-03
Leidos Holdings, Inc.
filed 2025-02-11
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2025
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
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.0001 per share	LDOS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 28, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $19,549,744,128.
The number of shares issued and outstanding of the registrant’s class of common stock as of February 4, 2025, was 131,167,372 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (”2025 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEIDOS HOLDINGS, INC. FORM 10-K

LEIDOS HOLDINGS, INC. FORM 10-K
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:
▶developments in the U.S. government defense and non-defense budgets, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, delays in the U.S. government budget process or a government shutdown, or the U.S. government’s failure to raise the debt ceiling, which increases the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession;
▶uncertainties in tax due to new tax legislation or other regulatory developments;
▶deterioration of economic conditions or weakening in credit or capital markets;
▶uncertainty in the consequences of current and future geopolitical events;
▶inflationary pressures and fluctuations in interest rates;
▶delays in the U.S. government contract procurement process or the award of contracts and delays or loss of contracts as a result of competitor protests;
▶changes in U.S. government procurement rules, regulations and practices, including its organizational conflict of interest rules;
▶changes in global trade policies, tariffs and other measures that could restrict international trade;
▶increased preference by the U.S. government for minority-owned, small and small disadvantaged businesses;
▶fluctuations in foreign currency exchange rates;
▶our compliance with various U.S. government and other government procurement rules and regulations;
▶governmental reviews, audits and investigations of our company;
▶our ability to effectively compete and win contracts with the U.S. government and other customers;
▶our ability to respond rapidly to emerging technology trends, including the use of artificial intelligence;
▶our reliance on information technology spending by hospitals/healthcare organizations;
▶our reliance on infrastructure investments by industrial and natural resources organizations;
▶energy efficiency and alternative energy sourcing investments;
▶investments by U.S. government and commercial organizations in environmental impact and remediation projects;
▶the effects of an epidemic, pandemic or similar outbreak may have on our business, financial position, results of operations and/or cash flows;
▶our ability to attract, train and retain skilled employees, including our management team, and to obtain security clearances for our employees;
▶our ability to accurately estimate costs, including cost increases due to inflation, associated with our firm-fixed-price (“FFP”) contracts and other contracts;
▶resolution of legal and other disputes with our customers and others or legal or regulatory compliance issues;
▶cybersecurity, data security or other security threats, system failures or other disruptions of our business;

Leidos Holdings, Inc. Annual Report	1

LEIDOS HOLDINGS, INC. FORM 10-K
▶our compliance with international, federal, state and local laws and regulations regarding privacy, data security, protection, storage, retention, transfer, disposal and other processing, technology protection and personal information;
▶the damage and disruption to our business resulting from natural disasters and the effects of climate change;
▶our ability to effectively acquire businesses and make investments;
▶our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;
▶our ability to manage performance and other risks related to customer contracts;
▶the failure of our inspection or detection systems to detect threats;
▶the adequacy of our insurance programs, customer indemnifications or other liability protections designed to protect us from significant product or other liability claims, including cybersecurity attacks;
▶our ability to manage risks associated with our international business;
▶our ability to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar worldwide anti-corruption and anti-bribery laws and regulations;
▶our ability to protect our intellectual property and other proprietary rights by third parties of infringement, misappropriation or other violations by us of their intellectual property rights;
▶our ability to prevail in litigation brought by third parties of infringement, misappropriation or other violations by us of their intellectual property rights;
▶our ability to declare or increase future dividends based on our earnings, financial condition, capital requirements and other factors, including compliance with applicable law and our agreements;
▶our ability to grow our commercial health and infrastructure businesses, which could be negatively affected by budgetary constraints faced by hospitals and by developers of energy and infrastructure projects;
▶our ability to successfully integrate acquired businesses; and
▶our ability to execute our business plan and long-term management initiatives effectively and to overcome these and other known and unknown risks that we face.
We do not undertake any obligation to update or revise any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.

2	Leidos Holdings, Inc. Annual Report

Part I
Item 1. Business
OUR COMPANY
Leidos Holdings, Inc. (“Leidos”), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos was founded in 1969 by physicist Dr. Robert Beyster. Since our founding 56 years ago, we have applied our expertise in science, research and engineering in rapidly-evolving technologies and markets to solve complex problems of global concern.
We use the terms “we,” “us” and “our” to refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. Leidos is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 48,000, global employees, we bring domain-specific capabilities, technologies and insights to customers in each of these markets by leveraging seven technical core capabilities: trusted mission artificial intelligence, cyber operations, digital modernization, mission software systems, integrated systems, mission operations, and rapid prototyping and manufacturing. Applying our technically-advanced solutions to help solve our customers’ most difficult problems has enabled us to build strong relationships with key customers. Our customers include the U.S. Department of Defense (“DoD”), the U.S. Intelligence Community, the U.S. Department of Homeland Security (“DHS”), the Federal Aviation Administration (“FAA”), the Department of Veterans Affairs (“VA”), National Aeronautics and Space Administration (“NASA”) and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. With a focus on delivering mission-critical solutions, Leidos generated 87% of revenues for the fiscal year ended January 3, 2025, (“fiscal 2024”) from U.S. government contracts, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Approximately 8% of our revenues are generated by entities located outside of the United States.
By leveraging expertise in multiple disciplines, tailoring our services and solutions to the particular needs of our targeted markets and using advanced analytics, we work to securely deliver services and solutions that not only meet customers’ current goals, but also support their future missions.
For additional discussion and analysis related to recent business developments, see “Business Environment and Trends” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
OUR BUSINESS SEGMENTS
Beginning in fiscal 2024, we realigned our business and operate in four reportable segments that are focused on specific, defined capability sets we bring to our customers. As a result of this change, prior year segment results and disclosures have been recast to reflect the current reportable segment structure. We now operate in the following reportable segments: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. We also separately present the unallocated costs associated with corporate functions as Corporate.
We provide a wide array of scientific, engineering and technical services and solutions across these reportable segments.
NATIONAL SECURITY & DIGITAL
Our National Security & Digital business provides leading-edge and technologically advanced services, solutions and products, as well as mission software capabilities for defense and intelligence customers in the areas of cyber, logistics, security operations and decision analytics. We also deliver IT operations and digital transformation programs across all U.S. federal government customers. Our advanced capabilities include the delivery of technology-enabled services, mission software capabilities and IT modernization services. Our capabilities allow us to provide innovative technology solutions in software development, engineering & design, modeling & simulation, analytics, cyber security, intelligence analysis, linguistics and mission operations.
▶Mission Software – We deliver trusted national security software for defense, intelligence, and homeland security customers. Our mission software aims to provide the decision advantage for protecting the homeland, securing critical infrastructure, enabling logistics and conducting multi-domain operations. The core of this capability offering is our Secure Development Operations approach that is designed to ensure our code is secure and assured from the start, enabling our mission partners to focus on execution.

Leidos Holdings, Inc. Annual Report	3

PART I
▶Multi-Domain Solutions – We provide services by using artificial intelligence and machine learning to coordinate sea, ground, air and space rapidly and securely, helping our warfighters have the right information at the right time to take action with decision advantage. We apply an open architecture approach to digitally connect the joint force across air, land, sea, cyber and space domains in support of the DoD’s multi-domain operations through innovative solutions, essential services and enriched data management tools facilitating critical decision making.
▶Cyber Operations – We offer full-spectrum cyber solutions to include offensive, defensive, and physical cyber operations. We drive new advances for our customers in the areas of Zero Trust, Cognitive Cyber, Quantum Cryptography, Identity, Credential and Access Management. We deliver global-scale cryptographic management solutions to protect our customers’ most critical information and assets.
▶Intelligence Analysis, Mission Support, and Global Logistics Services – We provide intelligence analysis, operational support, logistics operations, security, linguistics, force production, biometrics, Chemical, Biological, Radiological, Nuclear, and Explosives, energetics, and training. In addition, we deliver tailored IT services and solutions to our customers. We offer product support and lifecycle sustainment services to our customers, including planning and managing the cost and performance across the product’s lifecycle. We offer reverse engineering, classified manufacturing and design, and threat exploitation services to U.S. Intelligence Community customers. We use predictive analytics and AI to securely deliver transformational logistics to our customers. We provide a wide range of integrated logistics systems, including rapid procurement, inventory and facility management, and distribution systems.
▶Digital Modernization – We provide worldwide digital support for our nation’s largest and most critical infrastructure. We design, develop, implement and maintain IT environments to provide stability and flexibility to mission needs. Our capabilities support offerings including cybersecurity, data analytics, and operations and logistics. Our cybersecurity solutions help detect and manage the most sophisticated cyber threats.
▶Digital Transformation – We deliver secure, user-centric IT solutions in cloud computing, mobility, application modernization, DevOps, data center and network modernization, asset management, help desk operations and digital workplace enablement. We help our customers achieve their missions and business goals by delivering purpose-built solutions, cybersecurity as a standard, efficient project delivery and end-user satisfaction. We accelerate enterprise transformation using customizable roadmaps and repeatable processes, enabling customers to effectively use their resources and advance their objectives. Using our cyber expertise, we continually enhance our techniques and processes to build systems that operate resiliently in the face of evolving cyber threats. Leidos is modernizing enterprise IT in classified and unclassified environments, including programs with the FAA, NASA, U.S. Department of Justice, Internal Revenue Service, U.S. MINT, U.S. Department of Commerce, U.S. Federal Trade Commission, and U.S. Department of Housing and Urban Development.
National Security & Digital represented 44% of total revenues for fiscal 2024, 47% of total revenues for both the fiscal year ended December 29, 2023 (“fiscal 2023”) and the fiscal year ended December 30, 2022 (“fiscal 2022”).
HEALTH & CIVIL
Our Health & Civil business provides services and solutions to federal and commercial customers in the areas of public health, care coordination, life and environmental sciences and transportation. We are dedicated to delivering effective and affordable solutions that are responsible for the health and well-being of people, including service members and veterans. Our core capabilities include health information management services, managed health services, systems and infrastructure modernization, and life sciences research and development. We help customers achieve their missions and take on the connected world with data-driven insights, improved efficiencies and technological advantages. Health & Civil represented 30% of total revenues for fiscal 2024 and 27% of total revenues for both fiscal 2023 and fiscal 2022.
▶Transportation Solutions – Leidos is a trusted systems developer, service provider and integrator serving Air Navigation Service Providers around the world, including the FAA. We provide air traffic control systems that help manage the world’s most complex airspace. We deliver many of the FAA’s key automation systems and services, including the En Route Automation Modernization (“ERAM”), Advanced Technologies and Oceanic Procedures (“ATOP”), Time Based Flow Management, Terminal Flight Data Manager, Enterprise-Information Display System, Geo-7 and Future Flight Services. Leidos received 10 plus year extensions to the ERAM and ATOP contracts for continued delivery of the evolving National Airspace System needs. In addition, under the Mode S Beacon Replacement Systems contract, Leidos is supporting the replacement of the FAA’s Mode S Beacon Systems, which are secondary surveillance radar capable of providing surveillance and specific aircraft information necessary to support Air Traffic Control automation in all traffic environments. We also provide key air traffic control systems around the world, including New Zealand and South Korea.

4	Leidos Holdings, Inc. Annual Report

PART I
▶Health Mission Software – Leidos employs holistic-systems used for fielding applied technology solutions across the entire continuum of healthcare. We deliver a single, common electronic health record to both DoD and VA hospitals and treatment facilities worldwide. Our responsibilities range from integrating software for the electronic healthcare record vendor and dental record vendors to integrating picture archiving and communications software and more. We support cybersecurity across all integrated systems. We also provide enterprise IT solutions to the VA, National Institutes of Health (“NIH”), DoD and other federal health customers to help operate mission critical infrastructure reliably and at a reasonable cost.
▶Managed Health Services – We deploy a national footprint of health clinics and health providers to support care delivery services, including medical disability and behavioral health examinations for the VA, as well as serving other independent medical exam markets. We have developed unique capabilities in behavioral health management through many decades of experience with a special emphasis on substance abuse services and non-medical counseling. We believe that these capabilities can be expanded into other clinical adjacencies. Our managed health services activities leverage our IT and mission enablement capabilities, which underpin solutions we offer to our customers across all of our served markets.
▶Climate, Energy and Environment – We believe that we are trusted by government agencies with substantial environmental and sustainability driven-missions. We strive to ensure that our reputation across climate science, environmental management and operations, nuclear security, infrastructure management, mission support and IT modernization provides the applicable expertise needed to transform operations while modernizing aging infrastructure and maintaining environmental stewardship. We support the critical missions of the Department of Energy (“DoE”), National Nuclear Security Administration, and National Science Foundation. At the DoE Hanford site, we provide site-wide infrastructure management and operation, including oversight of land and logistics, public works, information technology, fleet transportation, environmental sustainability, and compliance, first responder services and future project planning. At the National Energy Technology Laboratory, we actively conduct and support fundamental and applied research efforts, including providing product and logistical support comprising strategic business development, technology transfer and agreements and education and outreach support for the effective and efficient execution of research programs.
▶Life Sciences Research & Development – We provide life science research and development support to the NIH, Center for Disease Control, Army Medical Research community and commercial biotech companies. Most notably, on behalf of the U.S. government and the public trust, we operate the Frederick National Laboratory for Cancer Research, where we employ thousands of scientists, technicians, administrators and support staff. Our professionals operate a wide range of leading-edge research and development laboratories in the areas of genetics and genomics, proteins and proteomics, advanced biomedical computing and information technology, biopharmaceutical development and manufacturing, nanotechnology characterization and clinical trials management.
From the biomedical sciences to implementing and optimizing electronic health records and enabling providers to perform care coordination and population health management, Leidos is pioneering the use of the depth and breadth of systems integration principles, processes and technologies to transform the health industry’s evolution towards better quality and more efficient and effective care.
COMMERCIAL & INTERNATIONAL
Commercial & International delivers a portfolio of products, services, and solutions aimed at securing national assets, modernizing energy and critical infrastructure, and enhancing mission outcomes. Our key customers include Investor-Owned Utilities, government agencies in the United Kingdom and Australia, the Transportation Security Administration, U.S. Customs & Border Protection ("CBP"), as well as airports and ports and borders authorities. We offer a broad range of capabilities, including design and engineering services, security products and solutions, digital modernization, mission software, logistics, and airborne solutions. Commercial & International represented 14% of total revenues for both fiscal 2024 and 2023, and 13% of total revenues for fiscal 2022.
▶Energy Infrastructure – Leidos partners with utilities seeking reliable energy modernization solutions, demonstrated by our strong relationships and collaboration with over 75 investor-owned utilities. Our project portfolio spans large-scale energy initiatives across the United States, serving electric utilities, generation owners, and industrial clients. We support utilities and industrial customers in modernizing power delivery systems for enhanced reliability, implementing energy management strategies, advancing vehicle electrification, transforming digital infrastructure, and optimizing operational efficiency to meet evolving energy demands and market expectations. Our expertise spans power grid engineering and design, grid modernization, utility planning and consulting, energy management and efficiency, technical and financial consulting, and technology-driven innovation, including software and application development.

Leidos Holdings, Inc. Annual Report	5

PART I
▶Global Security Products and Services – Leidos is a global leader in fully integrated security detection solutions, enhancing the safety of screening and checkpoints for aviation, ports, borders, and critical infrastructure worldwide. With over 30,000 products deployed across more than 120 countries, we lead the aviation screening equipment sector, including people scanners, computed tomography carry-on baggage scanners, checked baggage scanners, and explosive trace detectors. Leidos is also the primary supplier of mobile, non-intrusive inspection systems to CBP and other international customers. Our Ports & Borders solutions secure the flow of travel and trade by effectively detecting and mitigating threats across cargo, vehicles, and individuals. Our digital solution features a secure and scalable open-architecture platform that transforms airport security by integrating disparate devices and technologies into a unified management system. This holistic approach provides real-time data and automated controls, improving throughput and operational efficiency.
▶International – Leidos delivers a wide range of mission-focused services across multiple domains to address critical threats and provide innovative solutions to government agencies in the UK and Australia. Our core areas of expertise include Digital Modernization, Mission Software, Logistics, and Airborne Solutions. In the UK, we are a trusted partner of the Ministry of Defense, delivering logistics and transformation solutions, developing advanced biometric and smart border protection systems to enhance national security, and leading IT service management and transformation programs. In Australia, we provide secure, resilient, and innovative technology solutions that support the Defense sector’s modern warfighting capabilities. We also conduct aerial border surveillance and search-and-rescue operations, covering Australia’s exclusive economic zone and search-and-rescue region.
DEFENSE SYSTEMS
Defense Systems addresses threats facing our nation by rapidly prototyping and delivering advanced hardware, software, and integrated systems solutions for the U.S. Department of Defense, Army, Navy, Air Force, Space Force, Marine Corps, United States Special Operations Command, NASA, Defense Advanced Research Projects Agency, intelligence agencies, and international customers. We are heavily engaged in the top defense Research Development Test and Evaluation priorities that are driven by critical evolving threat-driven needs. Defense Systems provides services in the air, land, sea, space and cyberspace environments. The Defense Systems business is dedicated to delivering cost-effective solutions in the space, airborne, land, maritime and cyber domains and supporting critical missions worldwide. Defense Systems represented 12% of total revenues for both fiscal 2024 and 2023, and 13% of total revenues for fiscal 2022.
▶Airborne Systems – Leidos develops and integrates mission-enhancing airborne solutions, equipping government and Leidos-owned fixed-wing, rotary-wing, and unmanned aircraft with advanced sensors and processing systems. We execute airborne training, intelligence, surveillance, and reconnaissance missions as a service for the DoD, the U.S. Intelligence Community, and military services worldwide. Our key served markets include aircraft integration and operations, sensor and autonomous systems, and Multi-Domain Operation enablers, addressing diverse missions such as target identification, border security, and counter-narcotics operations. We design and integrate open-architecture sensing systems powered by advanced sensors, algorithms, and processing capabilities to meet complex mission requirements. Beyond integration, we deliver high-end solutions and services globally, providing intelligence analysis, operational support, and logistics. Leidos airborne also designs and manufactures low-cost, high-impact airborne effectors, including guided munitions (e.g. GBU-69), cruise missiles (e.g. Black Arrow), and components for air-to-air and air-to-ground missions. In the realm of autonomous systems, we develop innovative software and hardware solutions for unmanned aerial systems and autonomous platforms. Our unique autonomy algorithms enhance system capabilities, decision-making, alleviate the burden on warfighters, and enable seamless coordination between manned and autonomous platforms, ensuring mission success in dynamic environments.
▶Land Systems – We develop Integrated Air and Missile Defense systems, including the US Army Enduring Indirect Fire Protection Capability and AirShield systems. Enduring Shield is a ground-based, mobile system that defends against cruise missiles and unmanned aircraft systems. The system protects and defends critical civilian and military infrastructure, bridging the gap between tactical short range air defense and strategic systems. We are delivering systems for Initial Operational Test & Evaluation, and we are under contract to deliver systems in support of Guam Defense. AirShield delivers robust air defense while on the move, providing capabilities among the most advanced in the industry. The system employs advanced threat assessment along with kinetic and non-kinetic effectors that is designed to provide air defense against unmanned aerial vehicles, particularly in dynamic operational environments. We design and manufacture persistent surveillance radar systems, advanced sensors, and radio frequency seekers, including the associated advanced algorithms that accompany them. We use this expertise to provide military sensor and electronic system R&D services for our customers.

6	Leidos Holdings, Inc. Annual Report

PART I
▶Maritime Systems – On and under the sea, we offer a wide range of capabilities. We continue to enhance our surface and subsurface autonomous and unmanned technologies to help make maritime operations safer and more efficient for government and industry by providing innovative platforms, software solutions for vessel control and autonomous behaviors, leading sensor systems, signal processing, communications hardware and software to support these vital missions. We are a market leader in submarine data collection technologies and anti-submarine warfare system installation and maintenance and are expanding our capabilities in these areas to meet market demand for this growing threat. We also provide prototyping and research and development support services to a wide variety of DoD customers from concept analysis to classified manufacturing. Our naval architecture services span the entire ship’s lifetime, from early-stage concept designs through detailed design, shipyard construction support, full lifecycle and sustainment support, ship alterations, service life extensions, and disposal. Our marine engineering involves a wide range of activities, beginning with concept and feasibility design and continues through land-based test sites, cyber and shock hardening of key components, detailed design, construction support, life-cycle support and into ship-alt design for service-life extensions.
▶Aerospace Systems – We provide expertise in the design, manufacturing, and integration of space-based electro-optic infrared system, multi/hyperspectral, electronic warfare and signals intelligence, and communications payloads. In space we provide sensor, algorithm development and integrated payload capabilities to identify and track threats and cue defensive systems. We have developed and delivered full integrated small satellite systems and are under contract for payload deliveries on the Space Development Agency Wide Field of View Tranches 0, 1, and 2 programs. We manufacture structures and thermal protection systems for hypersonic boost-glide missiles, and we provide testing services for hypersonic vehicles.
▶Cyber and Threat Systems - We offer reverse engineering, classified manufacturing and design, and threat exploitation services to a wide breadth of U.S. Intelligence Community customers. We model, simulate, and analyze cyber and electro-magnetic threats, develop threat emulators for range testing, and develop cyber-physical solutions.
CORPORATE
Corporate includes the operations of various corporate activities, certain expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment’s performance.
ACQUISITIONS AND DIVESTITURES
During fiscal 2022, we completed the acquisition of Cobham Aviation Services Australia’s Special Mission business. See “Note 5—Acquisitions and Divestitures” in Part II of this Annual Report on Form 10-K for further information.
During fiscal 2023, we completed an immaterial disposition of a business within our Defense Solutions segment. During fiscal 2022, we completed the disposition of Aviation & Missile Solutions LLC within our Defense Solutions segment. For further information, see “Note 5—Acquisitions and Divestitures” in Part II of this Annual Report on Form 10-K.
KEY CUSTOMERS
The majority of our revenues are generated in the United States. Our consolidated revenues are largely attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. government, with the remaining attributable to international customers, including the UK Ministry of Defence and Australian Department of Defence, and customers across a variety of commercial markets. Within the U.S. government, our revenues are diversified across many agencies, including various intelligence agencies, the U.S. Army, Navy and Air Force, U.S Space Force, DHS, Defense Information Security Agency, FAA, Transportation Security Administration, CBP, Defense Health Agency, VA, Department of Health and Human Services, NASA, National Science Foundation, DoE, the Environmental Protection Agency and research agencies such as Defense Advanced Research Projects Agency.
These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.

Leidos Holdings, Inc. Annual Report	7

PART I
HUMAN CAPITAL
EMPLOYEE AND WORKFORCE DEMOGRAPHICS
As of January 3, 2025, we employed approximately 48,000 full and part-time employees of whom approximately 42,600 are located in the United States and the remainder of which are located in approximately 50 countries worldwide. Approximately 37% of our employees have degrees in science, technology, engineering or mathematics fields, approximately 24% of our employees have advanced degrees, 52% of our employees possess U.S. security clearances and approximately 19% of our employees are military veterans.
As of January 3, 2025, our workforce consisted of the following:

Gender of global employees(1)
Male	65%
Female	35%
(1)Based on employees who self-identify.

Age of global employees
Less than 30 years	15%
30-50 years	48%
Greater than 50 years	37%

Ethnicity of U.S. employees(1)
White	59%
Black	14%
Asian/Indian	10%
Hispanic/Latino	10%
Other	4%
Undisclosed	3%
(1)Based on employees who self-identify.
CULTURE AND CORPORATE VALUES
Leidos has adopted six values that help define its culture: integrity, inclusion, innovation, agility, collaboration and commitment. These values provide a roadmap for our workplace behavior and help guide our business decisions. They are a key component of our corporate culture and are part of our employees’ annual performance assessments. Our values are based on our commitment to do the right thing for our customers, our employees and our communities. Our values are demonstrated by our employees as they help our customers execute important missions in the world’s most complex markets.
Our policies, procedures, training and communications form a comprehensive program that promotes a culture of integrity as a foundation for employee conduct. For the seventh consecutive year, the Ethisphere Institute named Leidos one of the World’s Most Ethical Companies in 2024.
Our approach to workplace culture and employee development focuses on education and best practices for leaders and employees. Leidos has programs designed to promote our corporate values throughout the enterprise and with our senior leadership. Leaders, managers and employees of the Company are required to take annual training to reinforce our corporate values.
We continue to grow and expand our learning and upskilling tools to develop and enhance our employees technical and leadership skills to actively maintain our workplace culture. Company councils continue to champion and integrate Leidos values across the enterprise and are comprised of employees across our business areas and functions with oversight and guidance from executive leadership.

8	Leidos Holdings, Inc. Annual Report

PART I
TALENT ACQUISITION PRACTICES
Leidos is committed to promoting hiring practices that are designed and executed to recruit, hire, train and retain best-in-class talent, including building a deep and broad pipeline of candidates. We leverage college campuses, military veteran resources, industry associations, and other sources to expand our outreach. Each year we also attend and sponsor national conferences and local career fairs that target our key market segments and talent.
Our military veteran outreach program attracts, retains and supports current veterans, transitioning service members and military spouses. Our college campus outreach engages talent from multiple university sources.
CAREER MOBILITY AND GROWTH
We have a strong focus on our employees’ career, flexibility and well-being. We embrace what makes Leidos great by advancing a culture that helps every employee achieve personal and professional success. This is part of our broader Employee Value Proposition to 'break limits' and a commitment to make Leidos an even better place to work. Leidos empowers and challenges employees to continuously seek, share and apply new knowledge, skills and behaviors. We recognize the value of a high-performing workforce where every member of the team has an opportunity to feel motivated, valued and fulfilled, and have a purposeful and long career at Leidos. We provide resources, development, and experiential learning to enable employees to grow, including a talent marketplace where employees can fill temporary roles to develop skills or provide additional assistance. We provide leaders with the knowledge, skills and resources needed to coach employees and enable employees’ career development.
We value and develop a future-ready workforce to meet customer needs and stay ahead of emerging technologies. We have a strong technical upskilling and reskilling program to develop, mobilize and retain talent. We offer formal programs to help employees earn many industry-standard professional and technical certifications. Additionally, we offer tuition reimbursement and certification exam reimbursement to full-time employees at accredited universities.
Our Internal Mobility Program has a dedicated team that proactively focuses on the mobilization of our employees. We teach employees how to use the tools and resources available to them and help them gain visibility across the enterprise. We assist managers and recruiters in identifying internal candidates for their programs.
We conduct formal employee engagement surveys to listen to employees and develop customized strategies to drive engagement, inclusion and retention across the organization.
We invest in our current and future leaders in several ways. We provide a variety of leadership development programs, targeted for each level of leader, and numerous resources for leader development. Annually, we host a two-day Leadership Summit for approximately 350 of our most senior leaders to align our growth strategy and transformation initiatives.
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
HEALTH AND WORKPLACE SAFETY
Our primary focus is on the health and safety of our employees, with the physical and mental well-being of our employees being top priority. To support the physical and mental well-being of our employees, we provide many well-being and mental health benefits to all employees, including access to our Employee Assistance Program, Headspace, Personify Health and meQuilibrium resources. These partners provide a multitude of free resources to assist employees with their mental, financial, and physical health.
We are a leader in the field of occupational health and safety (“OH&S”), and place a strong emphasis on these activities, both internally and on behalf of our customers. Internally, we emphasize direct management responsibility, corporate policies and procedures, OH&S program implementation, employee training and compliance assessments. Our corporate policies and procedures support compliance with OH&S regulations at work locations. We have a proactive compliance program of employee education, training, auditing and reporting that, through employee awareness and integration into our business operations, supports our commitment to a safe and healthy work environment.

Leidos Holdings, Inc. Annual Report	9

PART I
ENVIRONMENTAL MATTERS
Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. In addition, our operations may become subject to future laws and regulations, including those related to climate change and environmental sustainability. See “Risk Factors” in this Annual Report on Form 10-K for further details. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.
RESEARCH AND DEVELOPMENT
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development includes independent research and development (“IR&D”) and commercial and international research and development. Company-funded research and development expenses are included in selling, general and administrative expenses. Our company-funded research and development expense was $150 million, $128 million and $116 million for fiscal 2024, 2023 and 2022, respectively, which as a percentage of consolidated revenues was 0.9% for fiscal 2024 and 0.8% for both fiscal 2023 and 2022. We charge expenses for research and development activities performed under customer contracts directly to those contracts.
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
COMPETITION
Competition for contracts is significant, and we often compete against many well-established corporations with strong name and brand recognition. We also compete against smaller, more specialized companies that concentrate their resources in particular areas, the U.S. government’s own capabilities and federal non-profit contract research centers. Due to the diverse requirements of the U.S. government and our commercial customers, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations.
Our principal competitors currently include the following companies: Accenture Federal Systems, Amentum Services Inc., BAE Systems, Booz Allen Hamilton Inc., CACI International Inc., Deloitte, General Dynamics Corporation, GovCIO, IBM, KBR Inc., L3Harris, Lockheed Martin Corporation, ManTech, Northrop Grumman Corporation, Optum, Parsons Corp, Peraton, Raytheon Technologies Corporation and SAIC. These companies span across sectors that include systems development and integration, engineering and technical services divisions of large defense contractors, diversified U.S. and international IT providers and contractors focused solely on technical services, supply chain management, other logistics services and major systems operations and maintenance, homeland security and health solutions.
We compete on various factors, including our technical expertise and qualified professional and/or security-cleared personnel, our ability to deliver innovative high value solutions in a timely manner, successful program execution, our understanding of our customers’ missions, the size and scale of our company and past performance credentials.

10	Leidos Holdings, Inc. Annual Report

PART I
CONTRACT PROCUREMENT
Our business is heavily regulated, and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government and other contracts. The U.S. government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Today, U.S. government customers employ several contracting methods to purchase services and products. Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to increasingly purchase services and products using contracting methods that give them the ability to select multiple contract winners or pre-qualify certain contractors to provide services or products on established general terms and conditions rather than through single-award contracts. The predominant contracting methods through which U.S. government agencies procure services and products include the following:
▶Definitive Award Contracts. U.S. government agencies may procure services and products through single definitive award contracts which specify the scope of services or products purchased and identify the contractor that will provide the specified services or products. When an agency has a requirement, the agency will issue a solicitation or request for proposal to which interested contractors can submit a proposal. The bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of services or products from the single definitive successful awardee.
▶Indefinite Delivery/Indefinite Quantity (“IDIQ”) Contracts. The U.S. government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. government then issues task orders under the IDIQ contracts to purchase specific services or products. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are issued to the one contractor awarded the IDIQ. Under a multiple-award IDIQ contract, task orders are competitively bid by the contractors awarded the IDIQ. Multiple-award IDIQ contracts that are open for any government agency to use for procurement are commonly referred to as “government-wide acquisition contracts.” IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. government will purchase under the contract, and in the case of a multiple-award IDIQ contracts, the contractor from which such purchases may be made.
▶U.S. General Services Administration (“GSA”) Schedule Contracts. The GSA maintains listings of approved suppliers of services and products with agreed-upon prices for use throughout the U.S. government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. government will purchase under the contract.
▶Other Transaction Authority (“OTA”) agreements. Under certain circumstances, U.S. government agencies can enter into OTA agreements instead of traditional contracts. Agencies are explicitly authorized by Congress for specific uses, limitations or restrictions in the use of OTAs. In the case of DoD, the department is authorized to use OTAs to carry out basic, applied or advanced research projects, prototype development projects or follow-on production to initial prototype projects. OTA agreements are generally exempt from federal procurement regulations. These exemptions grant the U.S. government the flexibility to include, amend or exclude contract clauses and requirements that are mandatory in traditional procurements. OTA agreements also grant more flexibility to structure agreements in numerous ways, including joint ventures, partnerships or multiple agencies joining together to fund an agreement encompassing multiple providers.
We often team together with other companies to submit bids for large U.S. government procurements or other opportunities where we believe that the combination of services and products that we can provide as a team will help us win and perform the contract. Our relationships with our teammates, including whether we serve as the prime contractor or as a subcontractor, vary with each contract opportunity and typically depend on the program, contract or customer requirements, as well as the relative size, qualifications, capabilities, customer relationships and experience of our company and our teammates.

Leidos Holdings, Inc. Annual Report	11

PART I
Contracting with the U.S. government also subjects us to substantial regulation and unique risks, including the U.S. government’s ability to cancel any contract at any time through a termination for the convenience. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed prior to U.S. government termination for convenience. These regulations and risks are described in more detail below under “Business–Regulation” and “Risk Factors” in this Annual Report on Form 10-K.
CONTRACT PAYMENT TYPES
Generally, the type of contract for our services and products is determined by or negotiated with the U.S. government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:
▶Cost-reimbursement contracts include cost-plus-fixed-fee, award-fee and incentive-fee contracts. These contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. These contracts are typically used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts generally subject us to lower risk but require us to use our best efforts to accomplish the scope of the work within a specified time and budget. Award and incentive fees are generally based on performance criteria such as cost, schedule, quality and/or technical performance. Award fees are determined and earned based on customer evaluation of the Company’s performance against contractual criteria. Incentive fees that are based on cost provide for an initially negotiated fee to be adjusted later, typically using a formula to measure performance against the associated criteria, based on the relationship of total allowable costs to total target costs.
▶Fixed-price-incentive-fee (“FPIF”) contracts are substantially similar to cost-plus-incentive-fee contracts except they establish specified targets for cost and profit, a price ceiling (but not a profit ceiling or floor) and a profit adjustment formula. Under an FPIF contract, the allowable costs incurred are eligible for reimbursement but are subject to a cost-share arrangement, which affects profitability. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.
▶Time-and-materials (“T&M”) contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty about the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over the period of performance of the contracts.
▶Fixed-price-level-of-effort (“FPLOE”) contracts are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time on work that can be stated only in general terms. This type of contract is generally used when the contractor is required to perform an investigation or study in a specific research and development area and to provide a report showing the results achieved based on the level of effort. Payment is based on the effort expended rather than the results achieved.
▶Firm-Fixed-Price (“FFP”) contracts provide for a fixed price for specified products, systems and/or services. This type of contract is typically used when the customer acquires products and services on the basis of reasonably definitive specifications that allow parties to develop an estimate of the costs to complete the work. The price for a FFP contract is often determined through competitive bidding by multiple contractors vying for award of the contract, but the price may also be determined through price negotiations with the customer. These contracts offer us potential increased profits if we can complete the work at lower costs than planned, but FFP contracts increase our exposure to the risk of cost overruns.
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive-fee and award-fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts.

12	Leidos Holdings, Inc. Annual Report

PART I
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
REGULATION
We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. government agencies and entities, including to the DoD, the U.S. Intelligence Community and the DHS. When working with these and other U.S. government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. Some significant laws and regulations that affect us include:
▶the Federal Acquisition Regulation (“FAR”) and supplements, including the DoD Federal Acquisition Regulation Supplement (“DFARS”), which regulate the formation, administration and performance of U.S. government contracts;
▶the Truthful Cost or Pricing Data Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;
▶the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information and our ability to provide compensation to certain former government officials;
▶the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval;
▶the False Statements Act, which imposes civil and criminal liability for making false statements to the U.S. government;
▶the U.S. government Cost Accounting Standards (“CAS”), which imposes accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts; and
▶The International Trade in Arms Regulation (“ITAR”), which governs the manufacture, export, and temporary import of defense articles, the furnishing of defense services, and brokering activities involving items described on the U.S. munitions list.
These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment and audit requirements. Among other things, these laws and regulations:
▶require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;
▶define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-type U.S. government contracts;
▶require compliance with U.S. government CAS;
▶require reviews by the Defense Contract Audit Agency (“DCAA”), Defense Contract Management Agency (“DCMA”) and other U.S. government agencies of compliance with government requirements for a contractor’s business systems;
▶restrict the use and dissemination of and require the protection of unclassified contract-related information and information classified for national security purposes and the export of certain products and technical data; and
▶require us not to compete for work if an actual or potential organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated, neutralized or avoided.
The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics and other compliance trainings relevant to their position.

Leidos Holdings, Inc. Annual Report	13

PART I
DATA PRIVACY AND SECURITY LAWS
Some of our operations and service offerings involve access to and use by us of personal information and/or protected health information. These activities are regulated by extensive federal, state and international data privacy and security laws requiring organizations to, among other things, provide certain privacy protections and security safeguards for such information. For example, among others:
▶the European Union’s (“EU’s”) General Data Protection Regulation (“GDPR”), which imposes compliance obligations for companies that process personal data of EU data subjects, necessitating investment into ongoing data protection activities and documentation requirements, and creates the potential for significant fines for noncompliance;
▶the United Kingdom’s (“UK’s”) General Data Protection Regulation, (“U.K. GDPR”), which creates similar compliance obligations for companies that process personal data of UK data subjects as are imposed by the GDPR;
▶the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), which broadly defines personal information and provides expanded consumer privacy rights to natural persons residing in California, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information; and
▶the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, which establishes privacy and security compliance obligations with respect to the processing of protected health information by covered entities and business associates, necessitating investment in technical and organizational compliance measures and creates the potential for substantial fines for noncompliance.
These regulations and related risks are described in more detail below under “Risk Factors” in this Annual Report on Form 10-K.
COMPANY WEBSITE AND INFORMATION
Our corporate headquarters is located at 1750 Presidents Street, Reston, VA 20190 and our telephone number is (571) 526-6000. Our website can be accessed at www.leidos.com. The website contains information about our company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Leidos. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors
In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information disclosed elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report, and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed, and our stock price could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as our ability to collect receivables, overall U.S. and global economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest, exchange rates and inflation, terrorism, international conflicts, major health concerns, climate change or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results. In that event, the trading price of our stock could decline, and you could lose part or all of your investment.

14	Leidos Holdings, Inc. Annual Report

PART I
SUMMARY OF RISK FACTORS
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:
▶We depend on government agencies as our primary customers and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects could be adversely affected.
▶A decline in the U.S. government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
▶Because we depend on U.S. government contracts, a delay in the completion of the U.S. government’s budget and appropriations process could delay procurement of the products, services and solutions we provide and adversely affect our future revenues.
▶Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and profitability.
▶The U.S. government may terminate, cancel, modify, renew on less favorable terms or curtail our contracts at any time prior to their completion and, if we do not replace them, this may adversely affect our future revenues and profitability.
▶We face intense competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.
▶Deterioration of economic conditions or weakening in credit or capital markets may have a material adverse effect on our business, results of operations and financial condition.
▶We cannot predict the consequences of current or future geopolitical events, but they may adversely affect the markets in which we operate and our results of operations.
▶Global supply chain issues and inflationary pressures have disrupted supply and increased the prices of goods and services, which could raise the costs associated with providing our services, diminish our ability to compete for new contracts or task orders and reduce customer buying power.
▶Our failure to comply with various complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting.
▶The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
▶Application of the U.S. government's organizational conflict of interest (OCI) rules could limit our ability to successfully compete for new contracts or task orders, which would adversely affect our results of operations.
▶As a U.S. government contractor, our partners and we are subject to reviews, audits and cost adjustments by the U.S. government, which could adversely affect our profitability, cash position or growth prospects if resolved unfavorably to us.
▶Our business is subject to governmental review and investigation, which could adversely affect our financial position, operating results and growth prospects.
▶Investigations, audits, claims, disputes, enforcement actions, litigation, arbitration or other legal proceedings could require us to pay potentially large damage awards or penalties and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
▶Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
▶Our business is subject to complex and evolving laws and regulations regarding data privacy and security which could subject us to investigations, claims or monetary penalties against us, require us to change our business practices or otherwise adversely affect our revenues and profitability.
▶Misconduct of employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and could have a material adverse impact on our business, reputation and future results.

Leidos Holdings, Inc. Annual Report	15

PART I
▶A failure to attract, retain, and develop talent with critical skills, including our leadership team, would adversely affect our ability to execute our strategy and may disrupt our operations.
▶We may not realize the full amounts reflected in our backlog as revenues, which could adversely affect our expected future revenues and growth prospects.
▶Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to estimate and manage costs, time and resources accurately.
▶We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
▶Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our customers and cause harm to our reputation or competitive position.
▶Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.
▶Customer systems failures could damage our reputation and adversely affect our revenues and profitability.
▶Our success depends, in part, on our ability to work with complex and rapidly changing technologies to meet the needs of our customers.
▶We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.
▶We have classified contracts with the U.S. government, which may limit investor insight into portions of our business.
▶We have made and continue to make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
▶Goodwill represents a significant asset on our balance sheet and any impairment of this asset could negatively impact our results of operations, and shareholders’ equity.
▶We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.
▶We could incur significant liabilities and suffer negative publicity if our inspection or detection systems fail to detect bombs, explosives, weapons, contraband or other threats.
▶We face risks associated with our international business.
▶Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.

16	Leidos Holdings, Inc. Annual Report

PART I
INDUSTRY AND ECONOMIC RISKS
We depend on government agencies as our primary customers and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects could be adversely affected.
Our revenues from contracts with the U.S. government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government, generated approximately 87% of our total revenue in both fiscal 2024 and 2023, and 86% in fiscal 2022. We expect to continue to derive most of our revenues from work performed under U.S. government contracts. Our reputation and relationships with the U.S. government, particularly with the agencies of the DoD and the U.S. Intelligence Community, are key factors in maintaining and growing our revenues, and enable us to provide informal input and advice to government entities and agencies prior to the development of a formal bid. In addition, negative publicity, including reports from the press or social media coverage, regardless of accuracy or completeness, and which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, products or other deliverables, security breaches or other security incidents or other aspects of our business, could harm our reputation with these agencies and with certain non-U.S. customers. Due to the sensitive nature of our work and our confidentiality obligations to our customers, and despite our ongoing efforts to provide transparency, we may be unable to or limited in our ability to respond to such negative publicity, which could also harm our reputation and our business. If our reputation is negatively affected or if we are unable to successfully maintain our relationships with government entities and agencies, certain customers could cease to do business with us and our ability to bid successfully for new business may be adversely affected, which could cause our actual results to differ materially and adversely from those anticipated. In addition, our ability to hire or retain employees and our standing in professional communities, to which we contribute and receive expert knowledge, could be diminished. If any of the foregoing occurs, the amount of business with the U.S. government and other customers could decrease, and our business, future revenues, financial condition, and growth prospects could be adversely affected.
A decline in the U.S. government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD and U.S. Intelligence Community, either as a prime contractor or subcontractor to other contractors, represented approximately 48% of our total revenues for fiscal 2024, 49% of our total revenues for fiscal 2023 and 44% of our total revenues for fiscal 2022. U.S. government and DoD spending levels are difficult to predict and subject to significant risk. Laws and plans adopted by the U.S. government relating to, along with pressures on and uncertainty surrounding the U.S. federal budget, potential changes in budgetary priorities and defense spending levels, the appropriations process and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Presidential Administration and Congress and what challenges potential budget reductions will present for us and our industry generally.
Current U.S. government spending levels for defense-related or other programs may not be sustained. Future spending and program authorizations may not increase or may decrease or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget and the federal government’s ability to meet its debt obligations, changes in the priorities of the U.S. Presidential Administration as a result of the recent election cycle, increasing political pressure and legislation, shifts in spending priorities from defense-related or other programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. For example, the conflicts between Russia and Ukraine and in the Middle East have resulted in increased security assistance to each of Ukraine and Israel to help preserve their territorial integrity, secure their borders, and with respect to the Russia/Ukraine conflict, improve interoperability with NATO. Changes in the priorities of the U.S. Presidential Administration in respect thereto could have an adverse impact on our results. In addition, if government funding relating to our contracts with the U.S. government or DoD becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contracts or subcontracts under such programs may be terminated or adjusted by the U.S. government or the prime contractor. Our operating results could also be adversely affected by spending caps or changes in the U.S. government or the DoD’s budgetary priorities, as well as delays in program starts or the award of contracts or task orders under contracts.

Leidos Holdings, Inc. Annual Report	17

PART I
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD or other budgetary priorities, reduce overall U.S. government spending, or delay contract or task order awards for defense-related or other programs from which we would otherwise expect to derive a significant portion of our future revenues. In addition, changes to the federal or DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. government spending, including in the areas of national security, intelligence, homeland security, and health and civilian services, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and results of operations and limit our growth prospects. In addition, our ability to grow in advanced technology areas, such as hypersonics programs, space systems, maritime and undersea systems, and classified programs, will also be affected by the overall budget environment, whether development programs transition to production and the timing of such transition, all of which are dependent on U.S. Government authorization and funding.
Because we depend on U.S. government contracts, a delay in the completion of the U.S. government’s budget and appropriations process could delay procurement of the products, services, and solutions we provide and adversely affect our future revenues.
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. From time to time, we have experienced a decline in revenues in our fourth quarter as a result of this annual appropriations cycle, and we could experience similar declines in revenues from future delays in the appropriations process. When the U.S. government fails to complete its appropriations process or provide for a continuing resolution, a full or partial federal government shutdown may result. A federal government shutdown could, in turn, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, the delay or cancellation of key programs, or the delay, or cancellation of contract payments, which could have a negative effect on our cash flows and adversely affect our future results of operations. Congress appropriates funds on an annual fiscal year basis for many programs, even though the program performance period may extend over several years. Consequently, programs are often partially funded initially, and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless or until additional funds are obligated to the contract. In addition, if and when supplemental appropriations are required to operate the U.S. government or fund specific programs and passage of legislation needed to approve any supplemental appropriations bill is delayed, the overall funding environment for our business could be adversely affected.
Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and profitability.
We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. government has increasingly relied on contracts that are subject to a continuing competitive bidding process, including GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs, including labor cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, may be split among competitors, or that may be awarded but for which we do not receive meaningful task orders, and several risks, including the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications, or even cancellation of the contract award as a result of our competitors protesting the award of contracts to us. Any resulting loss or delay of start-up and funding of work under protested contract awards may adversely affect our revenues and profitability. In addition, multiple-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multiple-award contracts. We are also experiencing increased competition, which impacts our ability to obtain contracts; see the risk factor “We face intense competition that can impact our ability to obtain contracts and, therefore, affect our future revenues and growth prospects.” Our failure to compete effectively in this procurement environment would adversely affect our revenues and profitability.

18	Leidos Holdings, Inc. Annual Report

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
In addition, we have experienced performance issues under certain of our contracts. Some of our contracts involve developing complex systems and products to achieve challenging customer goals in a competitive procurement environment. As a result, we sometimes experience technological, schedule or other performance difficulties, which have in the past and may in the future result in delays, cost overruns and failures in our performance of these contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.
We face intense competition that can impact our ability to obtain contracts and, therefore, affect our future revenues and growth prospects.
Our business is highly competitive, and we compete with larger companies with greater name recognition, financial resources, and a larger technical staff. We also compete with smaller, more specialized companies that can concentrate their resources on particular areas. Additionally, we compete with the U.S. government’s own capabilities and federal non-profit contract research centers. For example, some customers, including the DoD, are turning to commercial contractors, rather than traditional defense contractors, for some products and services, and may utilize small business contractors or source work internally rather than hiring a contractor. The markets in which we operate are characterized by rapidly changing customer needs and technology and our success depends on our ability to invest in and develop products and services that address such needs. To remain competitive, we must consistently provide high value differentiated solutions to our customers that incorporate technology, superior service, and performance to our customers on a cost-effective basis while understanding customer priorities and maintaining customer relationships. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel, or be willing to accept more risk or lower profitability in competing for contracts.
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

Leidos Holdings, Inc. Annual Report	19

PART I
Moreover, instability in the credit or capital markets in the U.S. and related market-wide reduction in liquidity, or concerns or rumors about events of these kinds or similar risks, could affect the availability of credit or our credit ratings, making it relatively difficult or expensive to obtain additional capital at competitive rates, on commercially reasonable terms or in sufficient amounts, or at all, thus making it more difficult or expensive for us to access funds or refinance our existing indebtedness, or obtain financing for strategic projects and acquisitions. Such instability could also cause counterparties, including vendors, suppliers, and subcontractors, to be unable to perform their obligations or to breach their obligations to us under our contracts with them. In addition, instability in the credit or capital markets could negatively impact our customers’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse effect on our business, results of operations, and financial condition.
We cannot predict the consequences of current or future geopolitical events, but they may adversely affect the markets in which we operate and our results of operations.
Ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East, and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the ongoing conflict between Russia and Ukraine, the ongoing conflict in the Middle East, which continues to expand, and increased tensions in Asia, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations, and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.
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
For a variety of reasons, the global economy in which we operate has faced, and may continue to face, heightened inflationary pressure, impacting the cost of doing business in both supply and labor markets. Although inflation has moderated somewhat in 2024, these inflationary pressures have been and could continue to be exacerbated by geopolitical turmoil and economic policy actions. We generate revenue through various fixed-price and multi-year government contracts, our primary customer being the U.S. government, which has traditionally been viewed as less affected by inflationary pressures. However, our approach to include modest annual price escalations in our bids for multi-year work may be insufficient to account for and mitigate inflationary cost pressures, which may result in cost overruns on contracts. This could result in reduced profits or even losses if inflation increases, particularly for fixed-priced contracts and our longer-term multi-year contracts as contractual prices become less favorable to us over time. In the competitive environment in which we operate as a government contractor, the lack of pricing leverage and power to renegotiate long-term, multi-year contracts, coupled with reduced customer buying power as a result of inflation, could reduce our profits, disrupt our business or otherwise materially adversely affect our results of operations.
LEGAL AND REGULATORY RISKS
Our failure to comply with various complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting.
We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations may impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, or suspension or debarment from contracting with federal agencies. For additional background on the regulations that apply to our business and the related compliance risks, see “Regulation” within Item 1 of this Annual Report on Form 10-K and the risk factor “Our business is subject to governmental review and investigation, which could adversely affect our financial position, operating results and growth prospects.”

20	Leidos Holdings, Inc. Annual Report

PART I
Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. Government may terminate any of our government contracts, not only for default based on our performance but also at its convenience. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we typically would be entitled to receive payments for our allowable costs incurred and the proportionate share of fees or earnings for the work performed, but we would receive no payment or other consideration for the loss of revenue or profit associated with the future work that was cancelled. If a contract is terminated for default, the U.S. Government could seek the return of any amounts previously paid to us under the contract and also seek to recover from us any added costs for having another contractor complete the work, exposing us to liability and adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. Government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. Government could indirectly terminate a program or contract by not funding it, or by reducing the amount of funding previously obligated to the program or contract. The decision to terminate programs or contracts for convenience or default could adversely affect our business and future financial performance.
The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. From time to time, new laws and regulations are enacted, and government agencies adopt new interpretations and enforcement priorities relative to laws and regulations already in effect. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability as well as any resulting shifts in the buying practices of U.S. government agencies (such as increased usage of fixed-price contracts, multiple-award contracts and small business set-aside contracts) could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when customers recompete those contracts. Any new contracting requirements or procurement methods could be costly or administratively difficult to implement and could adversely affect our future revenues, profitability, and prospects.
Additionally, the DoD and other customers are increasingly pursuing rapid acquisition pathways and procedures for new technologies, including through so-called “other transaction authority” agreements ("OTAs"). OTAs are exempt from many traditional procurement laws, including the FAR, and an OTA award may be subject, in certain cases, to the condition that a significant portion of the work under the OTA is performed by a non-traditional defense contractor or that a portion of the cost of the prototype project is funded by non-governmental sources. If we cannot successfully adapt to our customers’ rapid acquisition processes, then we may lose strategic new business opportunities in high-growth areas, and our future performance and results could be adversely affected.
Application of the U.S. government's organizational conflict of interest (OCI) rules could limit our ability to successfully compete for new contracts or task orders, which would adversely affect our results of operations.
The U.S. government has adopted rules and practices that are designed to avoid or mitigate organizational conflicts of interest ("OCIs"). OCIs may arise from circumstances in which a contractor has:
▶impaired objectivity during performance;
▶unequal access to non-public information; or
▶the ability to set the “ground rules” for another procurement for which the contractor intends to compete.
U.S. federal contacting rules require that government contracting officers identify, analyze and address potential OCIs for each acquisition they conduct. The rules specify a number of methods contracting officers may use to address OCIs, and each contracting officer has significant discretion in deciding whether an OCI exists, and if so, how it should be addressed. As a result, it may be difficult for us to predict whether a given contracting opportunity will be found to pose an actual or potential OCI, whether such an OCI will be determined to be disqualifying, and if not disqualifying what steps we would be required to take in order to be found eligible to compete for and perform the work.

Leidos Holdings, Inc. Annual Report	21

PART I
Similarly, OCIs remain an active area of bid protest litigation, increasing the likelihood that competitors may leverage such arguments in an attempt to overturn agency award decisions. To the extent that the U.S. government's OCI laws, regulations, and rules or interpretations thereof limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of OCI issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create OCI interest issues for us, our financial metrics and results of operations could be materially and adversely affected.
As a U.S. government contractor, our partners and we are subject to reviews, audits and cost adjustments by the U.S. government, which could adversely affect our profitability, cash position or growth prospects if resolved unfavorably to us.
U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, the DoD Inspector General, and others. These agencies review a contractor’s performance on government contracts, cost structure, indirect rates and pricing practices, compliance with applicable contracting and procurement laws, regulations, terms, and standards, and the adequacy of our systems and processes in meeting government requirements. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system, and purchasing system.
As a result of increased scrutiny on contractors and U.S. government agencies, audits and reviews are conducted rigorously and the applicable standards are strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. A finding of significant control deficiencies in our business system audits or other reviews can result in the suspension of payments or lower billing rates to our U.S. government customers until the control deficiencies are corrected and the DCMA accepts our remediations. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various business systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of noncompliance could also result in the U.S. government imposing penalties and sanctions against us, including reductions of the value of contracts, contract modifications reflecting less favorable terms or termination, withholding of payments, the loss of export/import privileges, administrative or civil judgments and liabilities, criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements, other sanctions, the assessment of penalties, fines or compensatory, treble or other damages or non-monetary relief or actions, suspension or debarment, suspension of payments and increased government scrutiny that could negatively impact our reputation, delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. government. As of January 3, 2025, indirect cost audits by the DCAA remain open for fiscal 2022 and subsequent fiscal years. Although we have recorded contract revenues based upon our estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability may be adversely affected.
Our business is subject to governmental review and investigation, which could adversely affect our financial position, operating results and growth prospects.
We are routinely subject to governmental investigations relating to compliance with various laws and regulations with respect to our role as a contractor to federal, state and local government customers and in connection with performing services in countries outside the United States. If a review or investigation identifies improper or unlawful activities, we may be subject to disgorgement of profits, fines, damages, litigation, civil or criminal penalties, exclusion from sales channels or sales opportunities, injunctions, or administrative sanctions, including the termination of contracts, the triggering of price reduction clauses, suspension of payments, suspension or debarment from doing business with governmental agencies or other consequences. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our revenues, profitability, cash position and future prospects could be adversely affected. More generally, increases in scrutiny and investigations into business practices and major programs supported by contractors from government organizations, legislative bodies, or agencies may lead to increased legal costs and may harm our reputation, revenues, profitability and growth prospects. For a description of our current legal proceedings, see “Item 3. Legal Proceedings” along with “Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

22	Leidos Holdings, Inc. Annual Report

PART I
Investigations, audits, claims, disputes, enforcement actions, litigation, arbitration, or other legal proceedings could require us to pay potentially large damage awards or penalties and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to and may become a party to various other litigation, claims, investigations, audits, enforcement actions, arbitrations, or other legal proceedings that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties, or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or fully indemnified or insured, they could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future, and responding to any action may result in a significant diversion of management’s attention and resources. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. For a description of our current legal proceedings, see “Item 3. Legal Proceedings” along with “Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
We are subject to numerous state, federal and international laws and directives and regulations in the U.S. and abroad that involve matters central to our business, including but not limited to, data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition restrictions. Compliance with legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as health information technology, energy and environmental services, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity, and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.
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
As a contractor supporting defense, health care, and national security customers, we are also subject to additional, specific regulatory compliance requirements relating to data privacy and security. Under DFARS and other federal regulations, we are required to implement the security and privacy controls in National Institute of Standards and Technology Special Publications on certain of our networks and information technology systems. To the extent that we do not comply with applicable security and control requirements, and there is unauthorized access or disclosure of sensitive information (including personal information), this could potentially result in a contract termination or loss of intellectual property, which could materially and adversely affect our business and financial results and lead to reputational harm. We will also be subject to numerous emerging and as yet unspecified cybersecurity requirements under the FAR and through federal regulation, to include the DOD Cybersecurity Maturity Model Certification (“CMMC”) program, which, once implemented, will require successful assessment by a third party against specified cyber controls. Should we or our supply chain fail to implement these new requirements, this may adversely affect our ability to receive awards or execute on relevant government programs. We are in the process of evaluating our readiness against these new requirements and while we have confidence we will meet or

Leidos Holdings, Inc. Annual Report	23

PART I
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
Increasing attention and changing expectations from governmental authorities, customers, and our employees with respect to our ESG-related practices may impose additional costs on us or expose us to new or additional risks.
There is increased attention from governmental organizations, customers, employees, and other stakeholders globally on companies’ environmental, social, and governance (“ESG”) practices and disclosures such as diversity, equity and inclusion, workplace culture, community investment, environmental management, climate impact, and information security. We may be expected to expend resources to monitor, report on, and adopt policies and practices that we believe will improve alignment with our evolving ESG strategy and goals, as well as ESG-related standards and expectations of legal regimes and stakeholders such as customers, investors, stockholders, raters, employees, and business partners.

24	Leidos Holdings, Inc. Annual Report

PART I
If our practices and disclosures do not meet evolving rules and regulations or our stakeholder expectations and standards (or if we are viewed negatively based on positions we do or do not take or work we do or do not perform or cannot publicly disclose for certain customers and industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals and our ability to attract new business and customers could be negatively impacted, as could our attractiveness as an investment, service provider, employer, or business partner. Similarly, our failure or perceived failure in our efforts to execute our ESG strategy, or to satisfy various reporting standards within the timelines expected by us and stakeholders or at all, could also result in similar negative impacts. Organizations that provide information to investors on corporate governance and related matters have developed rating processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our ESG efforts may lead to negative investor sentiment, diversion of investment to other companies, and difficulty in hiring skilled employees. In addition, complying or failing to comply with existing or future federal, state, local, and foreign ESG legislation and regulations applicable to our business and operations, which may conflict with one another, including those related to greenhouse gas emissions, climate change, or other matters could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could adversely affect our business. In addition, our share price and demand for our securities could be adversely affected.
BUSINESS AND OPERATIONAL RISKS
The effects of an epidemic, pandemic, or similar outbreak have negatively impacted and could negatively impact, our business and financial results.
Any epidemics, pandemics, or similar outbreaks have in the past created (as in the case of COVID-19 and its variants) and could again create economic uncertainty and disruptions to the global economy that could adversely affect our businesses, or could lead to operational difficulties, including travel limitations, that could impair our ability to manage or conduct our business. Any future epidemic, pandemic, or similar outbreak may have similar impacts, and we cannot currently anticipate the potential impact on our business and results of operations.
Misconduct of employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and could have a material adverse impact on our business, reputation and future results.
Misconduct encompasses a wide range of improper activities that could pose risks to our business. This includes fraud, falsifying time records or other documentation, and violations of laws such as the Anti-Kickback Act. Non-compliance with our internal policies and procedures, as well as failure to adhere to federal, state, or local government procurement regulations—including those related to the use and protection of classified or sensitive information—also constitute misconduct. Examples include failure to comply with legislation on labor pricing and costs in government contracts, violating environmental, health, or safety laws, engaging in bribery of foreign government officials, breaching import-export controls, and participating in improper lobbying or similar activities.
Any incidents of data loss or information security lapses that compromise personal information or lead to the improper use or disclosure of sensitive or classified data could negatively impact us. We could face legal claims, incur remediation costs, and be subjected to regulatory investigations or sanctions. Such events might corrupt or disrupt our systems or those of our customers, impair our ability to provide services, result in the loss of existing and future contracts, and impose indemnity obligations. The damage to our reputation could be significant, leading to other potential liabilities. See also the risk factor: “Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our customers and cause harm to our reputation or competitive position.”
While we have established policies, procedures, training programs, and other compliance controls designed to prevent and detect misconduct, these measures may not be effective, exposing us to unforeseen risks or losses. This risk may increase as we continue to grow and engage with new partners. In our regular business operations, we form and participate in joint ventures—joint efforts or business arrangements of various types—which can introduce additional compliance complexities. Failure to comply with applicable laws or regulations could damage our reputation and subject us to administrative, civil, or criminal investigations and enforcement actions. Potential repercussions include fines and penalties, restitution or other damages, and the loss of security clearances. We might also face the loss of current and future customer contracts, revocation of privileges, and other sanctions such as suspension or debarment from contracting with federal, state, or local government agencies. Any of these outcomes would adversely affect our business, reputation, and future results.

Leidos Holdings, Inc. Annual Report	25

PART I
A failure to attract, retain, and develop talent with critical skills, including our leadership team, would adversely affect our ability to execute our strategy and may disrupt our operations.
Our continued success and ability to compete in a highly competitive environment depends on our ability to attract, retain and develop highly trained and skilled technical and professional talent. Competition for skilled talent is intense, and the costs associated with attracting and retaining them are high and made even more competitive as a result of the external environment, including increasing rates of job transition and low unemployment. In addition, many U.S. government programs require contractors to have security clearances, some of which can be difficult and time-consuming to obtain and talent with such security clearances are in great demand. As a result, it is difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth. Although we intend to continue to devote significant resources to attracting, retaining and developing qualified employees, we may not be able to attract, retain, and effectively develop these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and on schedule to meet our customers’ needs and win new business, which could adversely affect our future results. We believe our success will also depend on the continued employment of a highly qualified and experienced senior leadership team and its ability to retain existing business, generate new business, execute our business plans in an efficient and effective manner, and our ability to adequately plan for the succession of our senior leadership team and continually develop new members of senior leadership. An inability to retain appropriately qualified and experienced senior executives, our failure to do adequately succession planning, or our failure to continue to develop new leaders could cause us to lose customers or new business.
We may not realize the full amounts reflected in our backlog as revenues, which could adversely affect our expected future revenues and growth prospects.
As of January 3, 2025, our total backlog was $43.6 billion, including $8.4 billion in funded backlog. Due to the U.S. government’s ability to not exercise contract options or to terminate, modify, or curtail our programs or contracts and the rights of our non-U.S. government customers to terminate contracts and purchase orders in certain circumstances, we may realize less than expected revenues or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to estimate and manage costs, time, and resources accurately.
We generate revenues under various types of contracts, including cost-reimbursement, FPIF, T&M, FPLOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive-fee and award-fee contracts, is finally determined. Cost-reimbursement and T&M contracts are generally less profitable than FFP contracts. Our operating results in any period may also be affected, positively or negatively, by customers’ variable purchasing patterns of our more profitable proprietary products.
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk of underestimating the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 43% of our total revenues for fiscal 2024. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, rising inflationary pressures, and fluctuations in interest rates, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

26	Leidos Holdings, Inc. Annual Report

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
As a government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we and our service providers, suppliers and subcontractors collect, store, transmit, and otherwise process personal, confidential, proprietary, and sensitive information, including protected health information, personnel information, personal information, classified information, controlled unclassified information, intellectual property and financial information, concerning our business, employees, and customers. Therefore, we are continuously exposed to unauthorized attempts to compromise access, release or otherwise compromise such information through cyber-attacks and other information security threats, including, among other things, physical break-ins, theft, denial-of-service attacks, worms, computer viruses, software bugs, malicious or destructive code, social engineering, phishing attacks and impersonating authorized users, credential stuffing, account takeovers, insider threats, malfeasance or improper access by employees or service providers, human error, fraud, use of AI, “bots” or other automation software, or other similar disruptions. We are also exposed to hackers who have requested “ransom” in exchange for not disclosing information or restoring access to information or systems. These techniques may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with well-funded organized crime or state-sponsored actors). Any electronic or physical break-in or other security breach or compromise of our information technology systems and networks or facilities, or those of our service providers, suppliers, joint ventures or subcontractors, may jeopardize the confidentiality, integrity or availability of information, including personal, confidential, proprietary or sensitive information, stored or transmitted through these systems and networks or stored in those facilities. This could lead to disruptions in mission-critical systems, unauthorized access to or release of personal, confidential, proprietary, sensitive or otherwise protected information and corruption of data or systems. We could also be subject to operational downtimes, delays and other detrimental impacts on our operations or ability to provide products and services to our customers. We are also increasingly subject to customer-driven cybersecurity certification requirements, including but not limited to CMMC, which are expected to be necessary to win future contracts. Security incidents could also result in liability, trigger other obligations under such contracts, or increase the difficulty of winning future contracts. Many statutory requirements, both in the U.S. and abroad, also include different obligations for companies to provide notice of information security incidents involving certain types of information (including obligations to notify affected individuals and regulators in the event of cybersecurity breaches involving certain personal information), which could result from breaches of our service providers, our suppliers or subcontractors.
Although we have implemented policies, procedures and controls designed to protect against, detect and mitigate these threats and attacks, we and our service providers, suppliers, joint ventures, and subcontractors have faced and continue to face advanced and persistent attacks on our and their information systems. We cannot guarantee that future incidents will not occur, and if an incident does occur, our incident response planning may not prove fully adequate. We may also not be able to mitigate its impacts successfully. Techniques used by others to gain unauthorized access to personal, confidential, proprietary, or sensitive information or disrupt systems and networks for economic or strategic gain are constantly evolving, increasingly sophisticated, increasingly difficult to detect and successfully defend against and may see their frequency increased, and effectiveness enhanced, by the use of AI. Further, cybersecurity risks may be heightened as a result of ongoing global conflicts such as the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries, or the ongoing conflict in the Middle East, which continues to expand.

Leidos Holdings, Inc. Annual Report	27

PART I
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
The occurrence of any unauthorized access to, attacks on cybersecurity breaches of other information security threats to our or our service providers’, suppliers’ or subcontractors’ information technology infrastructure, systems or networks or data, or our failure to make adequate or timely disclosure to the public, regulators, or law enforcement agencies following any such event, could disrupt our infrastructure, systems, or networks or those of our customers, impair our ability to provide services to our customers and may jeopardize the security of data collected, stored, transmitted or otherwise processed through our information technology infrastructure, systems and networks. As a result, we could be exposed to claims, fines, penalties, loss of revenues, product development delays, compromise, corruption, or loss of confidential, proprietary, or sensitive information (including personal information or technical business information), contract terminations and damages, remediation costs and other costs and expenses, regulatory investigations or sanctions, indemnity obligations, and other potential liabilities. Any of the foregoing could adversely affect our reputation, ability to win work on sensitive contracts or loss of current and future contracts (including sensitive U.S. government contracts), business operations and financial results. While we have insurance against some cyber-risks and attacks, our insurer may deny coverage as to any future claim, our insurance coverage may not be sufficient to offset the impact of a material loss event, and such insurance may increase in cost or cease to be available on commercial terms in the future.
Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.
Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and networks and the delivery of services, whether through our shared services organization or outsourced services, if not anticipated and appropriately mitigated, could materially and adversely affect our business including, among other things, an adverse effect on our ability to perform on contracts, bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We, and the service providers, suppliers and subcontractors on which we rely, are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, malicious insiders, software bugs or errors, natural disasters, power shortages, terrorist attacks, pandemics or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications, or those of our service providers, suppliers or subcontractors, could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business

28	Leidos Holdings, Inc. Annual Report

PART I
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
There are also concerns over the risks of climate change and related environmental sustainability matters. In addition to physical risks, climate change risks include longer-term shifts in climate patterns, such as extreme heat, rising sea levels, and more frequent and prolonged drought. Such events could disrupt certain of our operations or those of our customers or third parties on which we rely, including direct damage to assets and indirect impacts from supply chain disruption and market volatility. We could also incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology and market initiatives. Such changes could result in laws, regulations or policies that significantly increase our direct and indirect operational and compliance burdens, which could adversely affect our financial condition and results of operations. We monitor developments in climate change-related laws, regulations and policies for their potential effect on us. However, we currently are not able to accurately predict the materiality of any potential costs associated with such developments.
In addition, our reputation and customer relationships may be negatively impacted as a result of our practices and policies, actual or perceived, related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
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
We design and develop technologically advanced and innovative products and services applied by our customers in various environments. The needs of our customers change and evolve regularly, particularly driven by complex and rapidly evolving technologies. Our success depends upon our ability to identify emerging technological trends, develop technologically advanced, innovative, and cost-effective products and services, and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components. Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, or depend on factors not wholly within our control. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions, or materials and components could prevent us from achieving such contractual requirements. Failure to meet these obligations could adversely affect our profitability and future prospects. In addition, our offerings cannot be tested and proven in all situations and are otherwise subject to unforeseen problems that could negatively affect revenue and profitability, such as problems with quality and

Leidos Holdings, Inc. Annual Report	29

PART I
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
In addition, AI regulation is rapidly evolving worldwide as legislators and regulators increasingly focus on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy, and security laws and regulations to AI or are considering general legal frameworks for AI. For example, the EU’s Artificial Intelligence Act (the “AI Act”), which entered into force on August 1, 2024, establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.
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

30	Leidos Holdings, Inc. Annual Report

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
From time to time, we pursue strategic acquisitions, investments and joint ventures. We also may enter into relationships with other businesses to expand our products or our ability to provide services. These transactions require a significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could result in unfavorable public perception or reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, adverse tax consequences, acquired operations that are not yet profitable, or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations, or financial results, including that:
▶we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;
▶we may not be able to accurately estimate the financial effect of acquisitions and investments on our business or realize anticipated synergies, business growth, or profitability and may be unable to recover investments in any such acquisitions and investments;
▶we may not be able to manage the integration process for acquisitions successfully, and the integration process may divert management time and focus from operating our business, including as a result of incompatible accounting, information management, or other control systems;
▶acquired technologies, capabilities, products, and service offerings, particularly those that are still in development when acquired, may not perform as expected, may have defects or may not be integrated into our business as expected;
▶we may have trouble retaining key employees and customers of an acquired business;
▶we may need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies, including those relating to financial reporting, revenue recognition or other financial or control deficiencies;
▶we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs, or may be required to comply with additional laws and regulations or to engage in remediation efforts to cause the acquired company to comply with applicable laws and regulations, or result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;
▶we may face litigation or material liabilities that were not identified or were underestimated as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification, including intellectual property claims and disputes or claims from terminated employees, customers, former stockholders or other third parties, or there may be other unanticipated write-offs or charges;
▶we may be required to spend a significant amount of cash or to incur debt, resulting in limitations on other potential uses for cash, increased fixed payment obligations or covenants or other restrictions on us, or issue shares of our common stock or convertible debt, resulting in dilution of ownership;
▶we may not be able to influence the operations of our joint ventures effectively, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations; and
▶if our acquisitions, investments, or joint ventures fail, perform poorly, or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.
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

Leidos Holdings, Inc. Annual Report	31

PART I
Goodwill represents a significant asset on our balance sheet and any impairment of this asset could negatively impact our results of operations, and shareholders’ equity.
As of January 3, 2025, goodwill was 46% of our total assets. The amount of our goodwill may substantially increase in the future as a result of any acquisitions that we make. Goodwill is tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually. The impairment test is based on several factors requiring judgment. Examples of events could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, adverse contract acquisition performance, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed. Adverse changes in fiscal and economic conditions, such as those related to federal budget cuts and the nation’s debt ceiling, deteriorating market conditions for companies in our industry and unfavorable changes in discount rates could result in an impairment of goodwill. For example, during fiscal 2023, the SES reporting unit refined its portfolio and made strategic business decisions to exit certain product offerings, and cease operations in certain countries in order to align the operations of the reporting unit with its strategic business plan. These decisions, along with the delays in airline travel infrastructure projects and higher than anticipated costs of servicing, contributed to a significant reduction in the reporting unit’s forecasted revenue and cash flows. As a result, we conducted a quantitative goodwill impairment analysis, and our estimates led us to determine that the carrying value of the SES reporting unit exceeded its estimated fair value. Accordingly, we recognized a non-cash goodwill impairment charge of $596 million in fiscal 2023. Any future impairment of goodwill could have a negative impact on our results of operations and shareholders’ equity in the period in which they are recognized. For additional information on our accounting policies related to impairment of goodwill, see our discussion under “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, “Note 3—Summary of Significant Accounting Policies” and “Note 8—Goodwill and Intangible Assets” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.
We rely on our teaming relationships with other prime contractors and subcontractors, who are also often our competitors in other contexts, to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract. Companies that do not have access to U.S. government contracts may perform services as our subcontractor, and that experience could enhance such companies’ prospect of securing a future position as a prime U.S. government contractor, which could increase competition for future contracts and impair our ability to perform on contracts. We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. If any of our subcontractors fail to meet their contractual obligations in a timely manner or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. government.
Our services and operations, which sometimes involve using, handling, or disposing of hazardous substances, are subject to numerous environmental, health and safety laws and regulations, pursuant to which we could face potentially significant liabilities, costs or obligations.
Our services are subject to numerous environmental, health, and safety laws and regulations. Some of our services and operations involve using, handling, or disposing of hazardous substances, including explosive, chemical, biological, or radioactive materials. These activities and our operations generally subject us to complex and stringent foreign, federal, state, and local environmental, health, and safety laws and regulations, which have tended to become more stringent over time. Among other things, these laws and regulations require us to incur costs to comply and could impose liability on us for handling or disposing of hazardous substances. For example, we provide infrastructure and site services necessary to accomplish critical waste management and the continued environmental cleanup of the Hanford Site in southeastern Washington. In addition, some of our work sites put our employees and others in close proximity with mechanized

32	Leidos Holdings, Inc. Annual Report

PART I
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
Failure to comply with these environmental, health and safety laws and regulations could result in civil, criminal, regulatory, administrative, or contractual sanctions, including fines, penalties, suspension or debarment from contracting with the U.S. government, or reputational harm. In addition, our failure to maintain adequate safety standards and equipment could result in reduced profitability and loss of work or customers. Our current and previous ownership, leasing and operation of real property, and disposal of hazardous substances also subject us to environmental laws and regulations, some of which hold current or previous owners or operators of businesses and real property jointly and severally liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities. Liabilities related to environmental contamination, human exposure to hazardous substances, or violations of these laws or regulations, could result in substantial costs to us, including cleanup costs, fines, civil or criminal sanctions, and third-party claims for property loss or damage or personal injury. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability and may adversely affect our financial condition and operating results.
We could incur significant liabilities and suffer negative publicity if our inspection or detection systems fail to detect bombs, explosives, weapons, contraband or other threats.
We design, develop, manufacture, sell, service, and maintain various inspection systems and related integration and automation systems designed to assist in detecting bombs, explosives, weapons, contraband, or other threats. In some instances, we also train operators of such systems. Such systems utilize detection technology and software algorithms to interpret data produced by the system and signal to the operator when a dangerous object or substance may be present. Such algorithms are probabilistic in nature and are generally designed to meet requirements established by regulatory agencies. Many of these systems require that an operator interpret an image of suspicious items within a bag, parcel, container, vehicle, or other vessel. Others signal to the operator that further investigation is required, and the training, reliability, and competence of the customer’s operator are crucial to the detection of suspicious items. Nevertheless, if such a system were to fail to signal to an operator when an explosive or other contraband was, in fact, present, resulting in significant damage, we could become the subject of significant product liability claims. There are many factors, some of which are beyond our control, that could result in the failure of our products to help detect the presence of bombs, explosives, weapons, contraband, or other threats. Some of these factors could include inherent limitations in our systems and misuse or malfunction of our systems. The failure of our systems to help detect the presence of any of these dangerous materials could lead to injury, death, and extensive property damage and may lead to product liability, professional liability, or other claims against us. Further, if our security and inspection systems fail to, or are perceived to have failed to, help detect a threat, we could experience negative publicity and reputational harm, which could reduce demand for our inspection or detection systems and adversely affect our business.
Our insurance, customer indemnifications or other liability protections may be insufficient to protect us from product and other liability claims or losses.
Not every risk or liability we face is or can be protected by insurance, and for those risks we insure, the limits of coverage that are reasonably obtainable may not be sufficient to cover all actual losses or liabilities incurred. We are limited in the amount of insurance we can obtain to cover certain risks, such as cybersecurity risks and natural hazards, including earthquakes, fires, and extreme weather conditions, some of which can be worsened by climate change and pandemics. If any of our third-party insurers fail, become insolvent, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage or renew our insurance coverage on favorable terms, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. In some circumstances, we are entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations, or otherwise. However, these protections are not always available, can be difficult to obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred. If liability claims or losses exceed our current or available insurance coverage, customer indemnifications, or other legal protections, our business, financial position, operating results and prospects may be harmed. Any significant claim may have an adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues, making it more difficult for us to compete effectively, and could affect the cost and availability of insurance coverage at adequate levels in the future.

Leidos Holdings, Inc. Annual Report	33

PART I
We face risks associated with our international business.
During fiscal 2024, revenue attributable to our services provided outside of the United States to non-U.S. customers was approximately 8% of our total revenue. Our international business operations may be subject to additional and different risks than our U.S. business. These risks and challenges include:
▶failure to comply with U.S. government and foreign laws and regulations applicable to international business, including, without limitation, those related to employment, data privacy and security, taxes, technology transfer, information security, environment, data transfer, import and export controls (including the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State and the anti-boycott provisions of the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce’s Bureau of Industry and Security), sanctions, and other administrative, legislative or regulatory actions that could materially interfere with our ability to offer our products or services in certain countries or have an adverse impact on our business with the U.S. government, and expose us to risks and costs of noncompliance with such laws and regulations, in addition to administrative, civil or criminal penalties;
▶increased financial and legal risks arising, for example, from foreign exchange rate variability, imposition of tariffs or additional taxes, inflation, restrictive trade policies, longer payment cycles, delays or failures to collect amounts due to us and differing legal systems, and which may adversely affect the performance of our services, sale of our products or repatriation of our profits;
▶political or economic instability, international security concerns and geopolitical conflict in countries where we provide services and products in support of the U.S. government and other customers in countries, which increases the risk of an incident resulting in injury or loss of life, damage or destruction of property, inability to meet our contractual obligations or retaliatory measures taken in respect thereof;
▶the ongoing conflict between Russia and Ukraine, which has resulted in the imposition by the U.S. and other nations of restrictive actions against Russia, Belarus and certain banks, companies and individuals; and
▶the ongoing conflict in the Middle East, which continues to expand.
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

34	Leidos Holdings, Inc. Annual Report

PART I
For additional information regarding government investigations and reviews we are subject to, see “Government Investigations and Reviews” in “Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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
Third parties may also, from time to time, claim that we have infringed the intellectual property rights of others, resulting in claims against our customers or us, or we may face allegations that we or our service providers, suppliers, subcontractors, or customers have violated the intellectual property rights of others. Even if we believe that intellectual property-related claims are without merit, litigation may be necessary to determine the scope and validity of intellectual property or proprietary rights of others or to protect or enforce our intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation, retain or obtain sufficient rights, develop non-infringing solutions or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected. Such claims could also subject us to injunctions and significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party’s intellectual property rights. In addition, our contracts generally indemnify our customers for third-party claims for intellectual property infringement by our services and products. Besides the expense and time to defend such claims and the cost of any large indemnity payments, any dispute with a customer with respect to such obligations could also have adverse effects on our relationship with that customer and other existing and new customers, requiring us to pay substantial royalty or licensing fees, and divert management’s attention, any of which could harm our business, financial condition and results of operations.

Leidos Holdings, Inc. Annual Report	35

PART I
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
The timing, declaration, amount, and payment of any future dividends fall within the discretion of our Board and depend on many factors, including our available cash, estimated cash needs, cash deployment alternatives, earnings, financial condition, operating results, and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. Decreases in asset values or increases in liabilities, including liabilities associated with employee benefit plans and assets and liabilities associated with taxes, can reduce cash, net earnings, and stockholders’ equity. In addition, the timing and amount of share repurchases under Board-approved share repurchase plans are within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, results of operations, capital requirements, general business conditions, and applicable law. Our payment of dividends and share repurchases could vary from historical practices or our stated expectations. A change in our dividend or share repurchase programs could have an adverse effect on the market price of our common stock.
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

36	Leidos Holdings, Inc. Annual Report

PART I
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
RISK MANAGEMENT AND STRATEGY
Cybersecurity risk management is an integral part of our digital posture and enterprise risk management strategy. Cybersecurity is critical to maintaining the trust of our customers and business partners, and we are committed to protecting our and their confidential and sensitive information, including personal information, and mitigating cybersecurity risks that impact our systems and networks. We maintain technologies, programs and processes designed to assess, identify, manage and mitigate cybersecurity risks. Our efforts include regular monitoring of Leidos-managed systems and networks for internal and external cybersecurity threats, providing cybersecurity training to our employees during the onboarding process and annually, and continually reviewing and refining formal policies and procedures designed to deter, identify and remediate cybersecurity incidents. We regularly perform evaluations of our cybersecurity program and continue to invest in our capabilities to keep our customers, partners, suppliers and information assets in our possession safe. Although we employ service provider due diligence and onboarding procedures to identify potential cybersecurity risk, our ability to monitor the cybersecurity practices of our service providers is limited and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information system, software, networks and other assets owned or controlled by our vendors.
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
We employ multiple security and monitoring systems and applications throughout the Company to identify, alert, report and log authorized and unauthorized access to the Leidos systems and networks. We use an application that collects, correlates, and notifies CSIRT analysts regarding any item meeting an electronic intrusion event. We categorize anomalous cyber events into discrete levels in which cybersecurity matters are escalated to certain levels of management, as well as our Board, based on the severity of the incident, as appropriate. Sharing cyber threat information at these levels supports the Company’s ability to integrate cybersecurity considerations into its overarching risk management system and processes.
We also conduct periodic internal and third-party assessments to test our cybersecurity controls, perform cyber simulations and exercises, and continually evaluate our internal governing policies and procedures to help detect and respond to cybersecurity events in order to reduce harms or impacts from breaches and other information security incidents.

Leidos Holdings, Inc. Annual Report	37

PART I
GOVERNANCE
MANAGEMENT’S RESPONSIBILITIES
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
BOARD’S ROLES AND RESPONSIBILITIES
We have a Technology and Information Security Committee, comprised of six board members, with relevant backgrounds and experience, that oversees and advises the Board and management on matters involving the Company’s overall strategic direction and significant business risks and opportunities in the areas of technology and information security.
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
Item 2. Properties
As of January 3, 2025, we conducted our operations in 412 locations in 44 states, the District of Columbia and various foreign countries. We occupy approximately 8.4 million square feet of floor space. Of this amount, we own approximately 1.1 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C., metropolitan area, where we occupy a combination of leased and owned floor space of approximately 1.8 million square feet. We also have employees working at customer sites throughout the United States and in other countries.
As of January 3, 2025, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
Huntsville, Alabama	7	801,000	90.7
Columbia, Maryland	1	95,000	7.3
Orlando, Florida	1	85,000	8.5
Oak Ridge, Tennessee	1	83,000	8.4
Decatur, Alabama	1	50,000	5.0
The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments.

38	Leidos Holdings, Inc. Annual Report

PART I
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in “Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
In addition, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in “Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Leidos Holdings, Inc. Annual Report	39

Executive Officers of the Registrant
The following is a list of the names and ages (as of February 11, 2025) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of Officer	Age	Position(s) with the company and prior business experience
Thomas A. Bell	64
Mr. Bell serves as the Chief Executive Officer of Leidos. He joined Leidos as CEO on May 3, 2023. Mr. Bell has held leadership roles as President – Defense Rolls-Royce plc; Chairman and CEO – Rolls-Royce North America (Rolls-Royce) since February 2018. Prior to that, Mr. Bell was Senior Vice President of global sales and marketing for defense, space and security at The Boeing Company (Boeing) from 2015. Before joining Boeing in 2015, Mr. Bell was President of Rolls-Royce Defense Aerospace, having joined as President, Customer Business, North America in mid-2012.

Christopher R. Cage	53	Mr. Cage has served as Executive Vice President and Chief Financial Officer since July 2021. He has served in several capacities throughout his 25-year tenure with Leidos, including Senior Vice President, Chief Accounting Officer and Corporate Controller, Senior Vice President for Financial Planning and Analysis and Chief Financial Officer for the Health Group.
Daniel Atkinson	46
Mr. Atkinson has served as the Senior Vice President, Chief Accounting Officer and Corporate Controller since 2024. Previously, he served as the Company's Assistant Corporate Controller since June 2021. Prior to joining Leidos, Mr. Atkinson was Director of Technical Accounting and Revenue Recognition at Booz Allen Hamilton from April 2018 until June 2021. He also held key leadership roles within the controller's organization at CSRA, Inc. from October 2016 to April 2018.

Gerard A. Fasano	59	Mr. Fasano has served as Executive Vice President, Chief Growth Officer since January 2024. Previously, he served as President for our Defense Group since October 2018. Mr. Fasano also served as the Company’s Chief of Business Development and Strategy Officer, and led the separation from the Lockheed Martin Corporation and the integration of the Information Systems & Global Solutions Business into Leidos. Prior to joining Leidos, Mr. Fasano served Lockheed Martin Corporation for over 30 years.
Daniel J. Antal	53
Mr. Antal has served as Executive Vice President and General Counsel since April 2024. He rejoined Leidos in April 2024 after serving as General Counsel for Rolls-Royce Defense and North America since January 2021. Prior to joining Leidos, Mr. Antal served as U.S. senior counsel for a Canadian based A&E firm, and previously spent 10 years with MWH Global. He held a variety of leadership roles at MWH, including as Associate General Counsel, Director of Risk Management for the Middle East, and completed a two-year assignment in the UK in operational capacity, where he led the integration of a strategic acquisition and assumed the role of International Managing Director.

Elizabeth M. Porter	54	Ms. Porter has served as President for the Health and Civil Sector since January 2024. Previously, she served as President for our Health Group since August 2020 and, before that, as Acting Group President for the Health Group since March 2020. Ms. Porter also served as Senior Vice President and Operation Manager for Leidos’ Federal Energy and Environment business. Prior to that role, Ms. Porter served as the Department of Defense Information Networks & Mission Partner Program Director. Prior to joining Leidos, Ms. Porter served Lockheed Martin Corporation in several capacities, most recently as Director of Energy Initiatives, Corporate Engineering and Technology.

40	Leidos Holdings, Inc. Annual Report

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position(s) with the company and prior business experience
Roy Stevens	56
Mr. Stevens has served as President for the National Security Sector since January 2024. Previously, he served as President for our Intelligence Group since July 2021, and before that, as Chief of Business Development and Strategy. Prior to joining Leidos, Mr. Stevens served Lockheed Martin Corporation in a variety of executive level positions for over 20 years, most recently as Vice President of Global Solutions under the Information Systems & Global Solutions business, and has also been integral to the merger and acquisition of several companies during his career. He serves on the Board of Directors for the Intelligence and National Security Alliance and Cornerstones as well as the Advisory Board for the Center for a New American Security.

Thomas C. Sanglier	64
Mr. Sanglier has served as Senior Vice President and Chief Audit Executive since July 2022. Prior to joining Leidos, Mr. Sanglier served as Senior Director, Internal Audit with Raytheon Technologies from November 2016 to June 2022 and as a Partner with Ernst & Young’s Advisory practice serving private and public organizations in the technology, manufacturing and professional services industries during June 2008 to December 2010. He previously served as Chair of the North American Board and a member of the Global Board of the Institute of Internal Auditors (“IIA”) from April 2022 to March 2023. He has been involved as a volunteer leader with the IIA since becoming a member in 2011. Mr. Sanglier has also served as a member of The IIA’s Audit Committee, Guidance Development Committee, North American Publications Advisory Committee and multiple task forces.

Leslie Fautsch	52
Ms. Fautsch has served as Chief Human Resources Officer of Leidos since October 2024. Ms. Fautsch has held several key leadership roles at Leidos, including Senior Vice President for Human Resources Operations and Total Rewards, Vice President of Human Resources Strategic Operations, and Vice President of Human Resources for corporate and enterprise functions. Prior to joining Leidos in 2011, she held senior leadership roles in Human Resources management, employee relations, and ethics at Northrop Grumman.

James F. Carlini	59	Mr. Carlini has served as Chief Technology Officer of Leidos since June 2019. Prior to joining Leidos, Mr. Carlini founded and operated a national security consultancy from May 2006 to October 2018. Previously, Mr. Carlini served at Northrop Grumman Electronic Systems from July 2002 to May 2006, with his last position being Vice President of Advanced Development Programs. He also served at the Defense Advanced Research Projects Agency (DARPA) for six years, with his last position being Director of the Special Projects Office. Mr. Carlini is a former member of the United States Army Science Board and the United States Air Force Scientific Advisory Board. He is currently a member of the Department of Defense’s Defense Science Board.
M. Victoria Schmanske	62	Ms. Schmanske has served as the President of the Commercial and International Sector since January 2024. Previously, she served as the Executive Vice President of Leidos Corporate Operations since July 2021, and before that, as President for the Intelligence Group. Ms. Schmanske has also served as the Leidos Chief Administrative Officer and Deputy President and Chief Operations Officer for the Health Group. Prior to joining Leidos, Ms. Schmanske served Lockheed Martin Corporation for over 30 years, most recently as Vice President for Operations IS&GS. She serves on multiple outside boards to include the University of Virginia School of Data Science Advisory Board, the Virginia Engineering Foundation Board of Directors, and The Women’s Center.

Leidos Holdings, Inc. Annual Report	41

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position(s) with the company and prior business experience
Cindy Gruensfelder	59
Ms. Gruensfelder has served as the President of the Defense Systems Sector since January 2024. Ms. Gruensfelder has extensive Aerospace and Defense leadership expertise, serving for more than 30 years in a variety of leadership roles at Boeing, and its heritage company, McDonnell Douglas. She served as Vice President and General Manager of the Missile and Weapon Systems (“MWS”), division of Boeing Defense, Space & Security, from April 2021 to November 2022, and prior to that role, as Vice President of Weapons for the MWS division from October 2018 to April 2021.

Steve Hull	55
Mr. Hull has served as the President for the Digital Modernization Sector since January 2024. Previously, he served as Executive Vice President and Operations Manager for Enterprise and Cyber Solutions at Leidos from March 2022 through December 2023, and Chief Information Officer (“CIO”) at Leidos from August 2016 through March 2022. Prior to joining Leidos, Mr. Hull served as the CIO of the Lockheed Martin Corporation’s Information Systems & Global Solutions business area from January 2013 through August 2016, ensuring operations and security of IT systems for over 20,000 employees. Mr. Hull has over 30 years of experience in the IT field.

42	Leidos Holdings, Inc. Annual Report

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “LDOS.”
HOLDERS OF COMMON STOCK
As of February 4, 2025, there were approximately 16,202 holders of record of Leidos common stock. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees.
DIVIDEND POLICY
During fiscal 2024 and 2023, we declared and paid quarterly dividends totaling $1.54 and $1.46 per share, respectively, of Leidos common stock. We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on many factors, including available cash, estimated cash needs, earnings, financial condition, operating results and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that the Board of Directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
STOCK PERFORMANCE GRAPH
This stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Leidos under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The following graph compares the total cumulative five-year return on Leidos common stock through January 3, 2025, to two indices: (i) the Standard & Poor’s 500 Composite index and (ii) the Standard & Poor’s 500 IT Services Industry index. The graph assumes an initial investment of $100 on January 3, 2020, and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.

Leidos Holdings, Inc. Annual Report	43

PART II
COMPARISON OF CUMULATIVE TOTAL RETURN

Leidos Holdings, Inc.	S&P 500 Composite Index	S&P 500 IT Services Index

Company/Market/Peer Group	1/3/2020	1/1/2021	12/31/2021	12/30/2022	12/29/2023	1/3/2025
Leidos Inc.	$100.00	$107.22	$91.99	$110.43	$115.41	$158.58
S&P 500 Composite Index	$100.00	$116.11	$147.34	$118.69	$147.45	$183.70
S&P 500 IT Services Index	$100.00	$120.77	$125.47	$100.99	$132.74	$147.85
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The following table presents information related to the repurchases of our common stock during the quarter ended January 3, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 28, 2024 - September 30, 2024	62.00	$157.06	—	9,819,502
October 1, 2024 - October 31, 2024	—	—	—	9,819,502
November 1, 2024 - November 30, 2024	1,471,766	169.86	1,471,766	8,347,736
December 1, 2024 - December 31, 2024	942,326	159.18	942,326	7,405,410
January 1, 2025 - January 3, 2025	—	—	—	7,405,410
Total	2,414,154	$165.69	2,414,092
(1)The total number of shares purchased includes shares surrendered to satisfy statutory tax withholding obligations related to vesting of restricted stock units.
(2)In February 2022, our Board of Directors authorized a share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors’ discretion. This share repurchase authorization replaces the previous share repurchase authorization announced in February 2018.

44	Leidos Holdings, Inc. Annual Report

PART II
Item 6. [Reserved]

Leidos Holdings, Inc. Annual Report	45

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Leidos Holdings, Inc.’s (“Leidos”) financial condition, results of operations and quantitative and qualitative disclosures about business environment and trends and market risk should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties, including those described under the heading “Forward-Looking Statements.” You should also review the disclosure under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Unless indicated otherwise, references in this report to “we,” “us” and “our” refer collectively to Leidos and its consolidated subsidiaries.
OVERVIEW
Leidos is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 48,000, global employees, we bring domain-specific capabilities, technologies and insights to customers in each of these markets by leveraging seven technical core capabilities: trusted mission artificial intelligence, cyber operations, digital modernization, mission software systems, integrated systems, mission operations, and rapid prototyping and manufacturing. Our customers include the U.S. Department of Defense (“DoD”), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, National Aeronautics and Space Administration (“NASA”) and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Approximately 8% of our revenues are generated by entities located outside of the United States.
Beginning in fiscal 2024, we realigned our business and operate in four reportable segments that are focused on specific, defined capability sets we bring to our customers. As a result of this change, prior year segment results and disclosures have been recast to reflect the current reportable segment structure. We now operate in the following reportable segments: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. We also separately present the unallocated costs associated with corporate functions as Corporate.
For additional information regarding our reportable segments, see “Business” in Part I and “Note 20—Business Segments” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Our significant initiatives include the following:
▶achieving annual revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into profitable growth markets;
▶continued improvement in our back-office infrastructure and related business processes for greater effectiveness and efficiency across all business functions; and
▶disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value while retaining an appropriate amount of financial leverage.
Sales Trend. For fiscal 2024, revenues increased $1.2 billion, or 8%, compared to fiscal 2023, the increase was primarily due to a net increase in volumes on certain programs and program wins, partially offset by the completion of certain contracts.
For fiscal 2023, revenues increased $1.0 billion, or 7%, compared to fiscal 2022, primarily due to program wins, a net increase in volumes on certain programs and a net increase in revenues attributable to our business acquisitions. The increase was partially offset by the completion of certain contracts.
Operating Expenses and Income Trend. For fiscal 2024, operating expenses increased by $27 million, or less than 1%, compared to fiscal 2023. Operating margin for fiscal 2024 was 11% compared to 4% for fiscal 2023. Operating income was $1,827 million, a $1,206 million increase compared to fiscal 2023. The increase in operating income was primarily attributable to the impairment and restructuring charges of $689 million at the SES reporting unit in fiscal 2023 as compared to $11 million of impairment charges for the facility rationalization effort in fiscal 2024 (see "Note 10—Leases" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K) and a net increase in volumes on certain programs.

46	Leidos Holdings, Inc. Annual Report

PART II
For fiscal 2023, operating expenses increased by $1.5 billion, or 11%, compared to fiscal 2022. Operating margin for fiscal 2023 was 4.0% compared to 7.6% for fiscal 2022. Operating income was $621 million, a $467 million decrease compared to fiscal 2022. The decrease was primarily attributable to impairment and restructuring charges of $689 million at the SES reporting unit in fiscal 2023 (see “Note 8—Goodwill and Intangible Assets” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). The decrease was partially offset by program wins, a net increase in volumes on certain programs and lower amortization expenses.
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
BUSINESS ENVIRONMENT AND TRENDS
U.S. GOVERNMENT MARKETS
We generated approximately 87% of our total revenues from contracts with the U.S. government in fiscal 2024 and 2023 as compared to 86% of our total revenues from contracts with the U.S. government in fiscal 2022, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 48%, 49% and 44% of our total revenues for fiscal 2024, 2023 and 2022, respectively. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On December 21, 2024, the U.S. federal government avoided a shutdown by passing into law a continuing resolution that provides government funding through March 14, 2025. The continuing resolution gives lawmakers additional time to consider the 12 appropriations bills for government fiscal year 2025. Failure to pass the appropriations bills or another continuing resolution by March 14, 2025, will result in a partial or complete federal government shutdown.
Trends in the U.S. government contracting process, including a shift towards multiple-awards contracts, in which certain contractors are preapproved using IDIQ and U.S. General Services Administration (“GSA”) contract vehicles, have increased competition for U.S. government contracts, reduced backlogs by shortening periods of performance on contracts and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Annual Report on Form 10-K.
INTERNATIONAL MARKETS
Sales to customers in international markets represented approximately 8% of total revenues for fiscal 2024, as compared to 9% and 8% of total revenues for fiscal 2023 and 2022, respectively. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
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

Leidos Holdings, Inc. Annual Report	47

PART II
RESULTS OF OPERATIONS
Our results of operations for the periods presented were as follows:

	Year Ended			2024 to 2023	2023 to 2022
(dollars in millions)	January 3, 2025	December 29, 2023	December 30, 2022	Percent change	Percent change
Revenues	$16,662	$15,438	$14,396	8%	7%
Cost of revenues	13,864	13,194	12,312	5%	7%
Selling, general and administrative expenses	983	942	951	4%	(1)%
Acquisition, integration and restructuring costs	16	24	17	(33)%	41%
Goodwill impairment charges	—	596	—	NM	NM
Asset impairment charges	11	91	40	(88)%	128%
Equity earnings of non-consolidated subsidiaries	(39)	(30)	(12)	(30)%	(150)%
Operating income	1,827	621	1,088	194%	(43)%
Non-operating expense, net	(188)	(218)	(202)	(14)%	(8)%
Income before income taxes	1,639	403	886	NM	(55)%
Income tax expense	(388)	(195)	(193)	99%	1%
Net income	1,251	208	693	NM	(70)%
Less: net (loss) income attributable to non-controlling interest	(3)	9	8	(133)%	13%
Net income attributable to Leidos common stockholders	$1,254	$199	$685	NM	(71)%
Operating margin	11.0%	4.0%	7.6%
NM - Not meaningful
SEGMENT AND CORPORATE RESULTS

	Year Ended			2024 to 2023	2023 to 2022
National Security & Digital (dollars in millions)	January 3, 2025	December 29, 2023	December 30, 2022	Percent change	Percent change
Revenues	$7,365	$7,196	$6,745	2%	7%
Operating income	720	672	606	7%	11%
Operating margin	9.8%	9.3%	9.0%
The increase in revenues for fiscal 2024 as compared to fiscal 2023, was primarily attributable to a net increase in volumes on certain programs, program wins and net write-ups, partially offset by the completion of certain contracts.
The increase in revenues for fiscal 2023 as compared to fiscal 2022, was primarily attributable to a net increase in volumes on certain programs and net write-ups, partially offset by the completion of certain contracts.
The increase in operating income for fiscal 2024 as compared to fiscal 2023, was primarily attributable to improved program execution on certain programs, a net increase in volumes and program wins, partially offset by the completion of certain contracts.
The increase in operating income for fiscal 2023 as compared to fiscal 2022, was primarily attributable to net write-ups on certain programs.

48	Leidos Holdings, Inc. Annual Report

PART II

	Year Ended			2024 to 2023	2023 to 2022
Health & Civil (dollars in millions)	January 3, 2025	December 29, 2023	December 30, 2022	Percent change	Percent change
Revenues	$5,015	$4,238	$3,945	18%	7%
Operating income	1,095	574	448	91%	28%
Operating margin	21.8%	13.5%	11.4%
The increase in revenues for fiscal 2024 as compared to fiscal 2023, was primarily attributable to a net increase in volumes and case complexity within the managed health services business, an increase in net write-ups on certain programs and program wins.
The increase in revenues for fiscal 2023 as compared to fiscal 2022, was primarily attributable to a net increase in volumes on certain programs and increased earnings from incentive awards. The increase was partially offset by a net decrease in the recovery of expenditures in the medical examination business and the completion of certain contracts.
The increase in operating income for fiscal 2024 as compared to fiscal 2023, was primarily attributable to an increase in volumes and case complexity within the managed health services business.
The increase in operating income for fiscal 2023 as compared to fiscal 2022, was primarily attributable to a net increase in earnings from incentive awards and a net increase in volumes on certain programs, partially offset by a net decrease in the recovery of expenditures in the medical examination business and the completion of certain contracts.

	Year Ended			2024 to 2023	2023 to 2022
Commercial & International (dollars in millions)	January 3, 2025	December 29, 2023	December 30, 2022	Percent change	Percent change
Revenues	$2,252	$2,126	$1,900	6%	12%
Operating income (loss)	104	(560)	131	119%	NM
Operating margin	4.6%	(26.3)%	6.9%
NM - Not meaningful
The increase in revenues for fiscal 2024 as compared to fiscal 2023, was primarily attributable to program wins and a net increase in volumes on certain programs, partially offset by the impact of write-downs on certain programs within our UK operations for which cost and schedule were rebaselined as well as the completion of certain programs.
The increase in revenues for fiscal 2023 as compared to fiscal 2022, was primarily attributable to a net increase in volumes on certain programs and a $94 million net increase in revenues related to our Cobham Special Mission acquisition made in the last quarter of fiscal 2022. The increase was partially offset by write-downs on certain programs and the completion of certain contracts.
The increase in operating income for fiscal 2024 as compared to fiscal 2023, was primarily driven by impairment and restructuring charges of $689 million at the SES reporting unit in fiscal 2023, program wins and a net increase in volumes, partially offset by the impact of write-downs on certain programs within our UK operations for which cost and schedule were rebaselined as well as the completion of certain programs.
The decrease in operating income for fiscal 2023 as compared to fiscal 2022, was primarily attributable to impairment and restructuring charges of $689 million at the SES reporting unit in fiscal 2023, and write-downs on certain programs. The decrease was partially offset by an increase in volumes on certain programs.

	Year Ended			2024 to 2023	2023 to 2022
Defense Systems (dollars in millions)	January 3, 2025	December 29, 2023	December 30, 2022	Percent change	Percent change
Revenues	$2,030	$1,878	$1,806	8%	4%
Operating income	94	65	11	45%	491%
Operating margin	4.6%	3.5%	0.6%

Leidos Holdings, Inc. Annual Report	49

PART II
The increase in revenues for fiscal 2024 as compared to fiscal 2023, was primarily attributable to program wins and a net increase in volumes on certain programs, partially offset by the completion of certain contracts.
The increase in revenues for fiscal 2023 as compared to fiscal 2022, was primarily attributable to a net increase in volumes on certain programs and program wins, partially offset by the completion of certain contracts.
The increase in operating income for fiscal 2024 as compared to fiscal 2023, was primarily attributable to program wins and improved program execution on certain programs, partially offset by a one-time write-down related to program assets.
The increase in operating income for fiscal 2023 as compared to fiscal 2022, was primarily attributable a net increase in volumes on certain programs, partially offset by the completion of certain contracts.

	Year Ended			2024 to 2023	2023 to 2022
Corporate (dollars in millions)	January 3, 2025	December 29, 2023	December 30, 2022	Percent change	Percent change
Operating loss	$(186)	$(130)	$(108)	(43)%	(20)%
The increase in operating loss for fiscal 2024 as compared to fiscal 2023, was primarily attributable to an increase in research and development activities and general and administrative costs.
The increase in operating loss for fiscal 2023 as compared to fiscal 2022, was primarily attributable to higher legal costs, increased expenses in integration and restructuring activities, partially offset by the impact of foreign payroll tax reserves.
NON-OPERATING EXPENSE, NET
Non-operating expense, net decreased by $30 million for fiscal 2024 as compared to fiscal 2023, primarily due to higher interest income earned from higher cash balances.
Non-operating expense, net increased by $16 million for fiscal 2023 as compared to fiscal 2022, primarily due to a net increase in interest expense driven by higher interest rates and refinancing activities.
PROVISION FOR INCOME TAXES
Our effective tax rate was 23.7%, 48.4% and 21.8% in fiscal 2024, 2023 and 2022, respectively. The effective tax rate for fiscal 2024 was favorably impacted primarily by federal research tax credits and lower state income taxes, partially offset by an increase in unrecognized tax benefits. The effective tax rate for fiscal 2023 was unfavorably impacted primarily by non tax deductible goodwill impairments. The effective tax rate for fiscal 2022 was favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions.
In December 2021, the Organization for Economic Cooperation and Development enacted model rules for a new 15% global minimum tax framework (“Pillar Two”). Many governments around the world have enacted or are in the process of enacting Pillar Two legislation. The Pillar Two legislation became effective for certain jurisdictions beginning in fiscal 2024. We will continue to evaluate the impact of the rules as additional legislation gets enacted; however, there is not a material impact from jurisdictions where Pillar Two rules are currently in effect.
BOOKINGS AND BACKLOG
We had net bookings of $23.4 billion and $16.5 billion during fiscal 2024 and 2023, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog, plus the year’s revenues, less the prior year’s ending backlog and any impacts from foreign currency or acquisitions and divestitures.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts. We segregate our backlog into two categories as follows:
▶Funded Backlog. Funded backlog for contracts with the U.S. government represents the value on contracts for which funding is appropriated less revenues previously recognized on these contracts. Funded backlog for contracts with non-U.S. government entities and commercial customers represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on the contracts.

50	Leidos Holdings, Inc. Annual Report

PART II
▶Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from contracts for which funding has not been appropriated and unexercised priced contract options. Negotiated unfunded backlog does not include unexercised option periods and future potential task orders expected to be awarded under IDIQ, GSA Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders.
The estimated value of our segment backlog for the periods presented was as follows:

	January 3, 2025			December 29, 2023
(in millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
National Security & Digital	$2,881	$19,086	$21,967	$2,714	$15,113	$17,827
Health & Civil	1,456	10,568	12,024	2,334	9,044	11,378
Commercial & International	2,456	1,901	4,357	2,567	1,105	3,672
Defense Systems	1,616	3,590	5,206	1,181	2,904	4,085
Total	$8,409	$35,145	$43,554	$8,796	$28,166	$36,962
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

	Year Ended
	January 3, 2025	December 29, 2023	December 30, 2022
Cost-reimbursement and fixed-price-incentive-fee	44%	48%	50%
Firm-fixed-price	43%	39%	38%
Time-and-materials and fixed-price-level-of-effort	13%	13%	12%
Total	100%	100%	100%

Leidos Holdings, Inc. Annual Report	51

PART II
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW OF LIQUIDITY
As of January 3, 2025, we had $943 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1.0 billion in additional borrowing, if required. As of January 3, 2025, and December 29, 2023, there were no borrowings outstanding under any revolving credit facility.
We had outstanding debt of $4.7 billion at both January 3, 2025, and December 29, 2023. In February 2023, we issued and sold $750 million 5.75% fixed-rate senior notes. The annual interest rate is payable on a semi-annual basis. In March 2023, we entered into a Credit Agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”). The proceeds of the Term Loan Facility and cash on hand were used to repay in full all indebtedness, terminate all commitments and discharge all guarantees existing in connection with a predecessor $1.9 billion senior unsecured term loan facility and a senior unsecured revolving facility.
As of January 3, 2025, borrowings under our Credit Agreement were based on a Term Secured Overnight Financing Rate (“SOFR”) with a 0.10% Term SOFR adjustment and an applicable margin range from 1.00% to 1.50%. At January 3, 2025, the applicable margin for SOFR-denominated borrowings was 1.25%.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes (“Commercial Paper Notes”) that have maturities of up to 397 days from the date of issuance (see “Note 13—Debt” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). As of January 3, 2025, and December 29, 2023, we did not have any commercial paper notes outstanding.
We made principal payments, excluding the impacts of our Commercial Paper Notes, on our debt of $18 million, $2,045 million and $545 million during fiscal 2024, 2023 and 2022, respectively. The activity for fiscal 2023 included a $1,210 million payment to discharge the $1.9 billion 5.77% senior unsecured term loan facility, a $498 million payment to discharge the $500 million 2.95% notes, due May 2023, and a principal repayment of $320 million to discharge the 364-day term loan credit agreement.
Our credit facility, term loan facility, commercial paper notes and notes outstanding as of January 3, 2025, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of January 3, 2025.
We paid dividends of $208 million, $201 million and $199 million for fiscal 2024, 2023 and 2022, respectively.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Stock repurchases of Leidos common stock may be made on the open market or in privately negotiated transactions with third parties including through accelerated share repurchase (“ASR”) agreements. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.
During fiscal 2024 and 2023, we made open market repurchases of our common stock for an aggregate purchase price of $850 million and $225 million, respectively. There were no open market share repurchases in fiscal 2022.
In fiscal 2022, we entered into an ASR with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received 4.8 million shares (see “Note 16—Earnings Per Share” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). All shares delivered were immediately retired.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.

52	Leidos Holdings, Inc. Annual Report

PART II
SUMMARY OF CASH FLOWS
The following table summarizes cash flow information for the periods presented:

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Net cash provided by operating activities(1)	$1,392	$1,165	$992
Net cash used in investing activities	(142)	(211)	(313)
Net cash used in financing activities	(1,084)	(715)	(865)
(1)Net cash provided by operating activities during the year ended December 30, 2022, was recast to present the effect of foreign exchange rate changes on cash, cash equivalents and restricted cash as a separate line in the consolidated statements of cash flows.
Net cash provided by operating activities increased $227 million for fiscal 2024 as compared to fiscal 2023. The increase was primarily due to higher earnings and favorable timing of payroll and employee benefit accruals.
Net cash provided by operating activities increased $173 million for fiscal 2023 as compared to fiscal 2022. The increase was primarily due to faster collections on receivables and favorable timing of customer advance payments, partially offset by higher tax payments of $260 million mainly in connection with the TCJA provision.
Net cash used in investing activities decreased $69 million for fiscal 2024 as compared to fiscal 2023. The decrease was primarily due to lower capital expenditures of $58 million in the current year.
Net cash used in investing activities decreased $102 million for fiscal 2023 as compared to fiscal 2022. The decrease was primarily due to $190 million of cash paid in connection with our Cobham Special Mission acquisition from the prior year, partially offset with higher capital expenditures of $78 million in the current year.
Net cash used in financing activities increased $369 million for fiscal 2024 as compared to fiscal 2023. The increase was primarily due to a $625 million increase in stock repurchases, a $35 million increase in shares withheld for tax obligations, partially offset by a decrease of $291 million in net payments made on debt activities.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in “Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
CONTRACTUAL OBLIGATIONS
Our future contractual obligations are related to debt, finance and operating leases, long-term liabilities under deferred compensation arrangements, purchase obligations for long-term purchases and service agreements and other liabilities. For more information, see “Note 10—Leases”, “Note 13—Debt”, “Note 19—Retirement Plans” and “Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
We have interest payments related to our outstanding debt and finance leases. As of January 3, 2025, future scheduled interest payments on our outstanding debt and finance leases were $208 million, expected to be paid in fiscal 2025 and $1.1 billion expected to be paid thereafter.
As of January 3, 2025, future payments on our deferred compensation arrangements and purchase obligations for long-term purchases and service agreements were $65 million, expected to be paid in fiscal 2025, and $371 million expected to be paid thereafter. Our future payments do not include $162 million of income tax liabilities, primarily as a result of uncertain tax positions, and the timing of such payments, if any, cannot be reasonably estimated. For additional information, see “Note 18—Income Taxes” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report	53

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
BALANCE SHEET INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

(in millions)	January 3, 2025
Total current assets	$2,550
Goodwill	5,673
Other long-term assets	1,498
Total assets	$9,721

Total current liabilities	$2,677
Long-term debt, net of current portion	4,052
Intercompany payables	3,319
Other long-term liabilities	820
Total liabilities	$10,868

54	Leidos Holdings, Inc. Annual Report

PART II
STATEMENT OF OPERATIONS INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

(in millions)	January 3, 2025
Revenues, net	$10,564
Operating income	807
Net income attributable to Leidos common stockholders	119
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared by management on the basis of the most current and best available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition.
▶Revenue Recognition
▶Goodwill
REVENUE RECOGNITION
We perform work under various types of contracts, which include FFP, T&M, FPLOE, cost-plus-fixed-fee, cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee contracts.
On FFP contracts requiring system integration and cost-plus contracts with variable consideration, revenue is generally recognized over time using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (“EAC”), which require us to use estimates of the revenue and cost associated with the design, manufacture and delivery of our offerings and services. A performance obligation’s EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. If the estimated cost of a performance obligation whose associated revenue is recognized using the cost-to-cost method exceeds the estimated transaction price, the entire amount of the loss is recognized in operations in the period the loss is known.
Some of our cost-plus and fixed-price contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most probable amount that we expect to be entitled to, based on the assessment of the contract specific variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.
We allocate the transaction price of a contract to its performance obligations primarily based upon the proportional individual selling prices. The standalone selling price of the performance obligations is generally based on an expected cost-plus margin approach. For certain product sales, performance obligations may be allocated to a contract's transaction price based on prices observed in other standalone sales or the residual value method. Substantially all of our contracts do not contain a significant financing component, which would require an adjustment to the transaction price of the contract.
For the impacts of changes in estimates on our contracts, see “Note 3—Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report	55

PART II
GOODWILL
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but instead is tested annually, at the beginning of the fourth quarter, for impairment at the reporting unit level and may be tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. As of January 3, 2025, and December 29, 2023, goodwill represented 46% and 48% of our total assets, respectively.
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
Accordingly, we recognized a non-cash goodwill impairment charge of $596 million for fiscal 2023 (see “Note 8—Goodwill and Intangible Assets” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). The goodwill impairment resulted in a lower difference between the fair value and carrying value for the SES reporting unit and therefore, in fiscal 2024, we performed a quantitative impairment analysis for the SES reporting unit, which resulted in no further impairment.
In fiscal 2024, we performed our annual test for impairment as of September 28, 2024, which resulted in no impairments being identified.
COMMITMENTS AND CONTINGENCIES
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see “Note 10—Leases” and “Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS
For a discussion of these items, see “Note 2—Accounting Standards” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

56	Leidos Holdings, Inc. Annual Report

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
DEBT AND DERIVATIVES
At January 3, 2025, and December 29, 2023, we had $4.7 billion of debt, which included $1.0 billion related to our senior unsecured term loans that have a variable stated interest rate that is determined based on the Secured Overnight Financing Rate (“SOFR”) plus a margin. As a result, we may experience fluctuations in interest expense.
We have interest rate swap agreements to hedge the cash flows of a portion of our variable rate senior unsecured term loan (“Variable Rate Loan”). Under the terms of the interest rate swap agreements, we receive monthly variable interest payments based on the one-month SOFR rate and pay interest at a fixed rate. As of January 3, 2025, the notional value of the interest rate swap agreements was $500 million. The interest rate swap agreements effectively converted a portion of our variable rate borrowing to a fixed rate borrowing. The fair value of our interest rate swap agreements with respect to our Variable Rate Loan was an asset of $4 million and $11 million as of January 3, 2025, and December 29, 2023, respectively.
The counterparties to these agreements are financial institutions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We cannot predict future market fluctuations in interest rates and their impact on our interest rate swaps. A net hypothetical 10% movement in the one-month SOFR rate would not have a significant impact on our annual interest expense. For additional information related to our interest rate swap agreements and debt, see “Note 12—Derivative Instruments” and “Note 13—Debt,” respectively, of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
CASH AND CASH EQUIVALENTS
As of January 3, 2025, and December 29, 2023, our cash and cash equivalents included investments in several large institutional money market accounts. For fiscal 2024 and fiscal 2023, a hypothetical 10% interest rate movement would not have a significant impact on the value of our holdings or on interest income.
FOREIGN CURRENCY RISK
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries’) functional currency. Our foreign operations represented 8%, 9% and 8% of total revenues for fiscal 2024, 2023 and 2022, respectively.

Leidos Holdings, Inc. Annual Report	57

PART II
Item 8. Financial Statements and Supplementary Data
LEIDOS HOLDINGS, INC.
Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

58	Leidos Holdings, Inc. Annual Report

PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of January 3, 2025 and December 29, 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for the fiscal years ended January 3, 2025, December 29, 2023, and December 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2025 and December 29, 2023, and the results of its operations and its cash flows for the fiscal years ended January 3, 2025, December 29, 2023, and December 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill Valuation – Security Enterprise Solutions Reporting Unit - Refer to Notes 3 and 8 to the Financial Statements
Critical Audit Matter Description
The Company performed a quantitative impairment evaluation of the goodwill for the Security Enterprise Solutions reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. Estimating the fair value of a reporting unit requires the exercise of significant judgment and assumptions including judgments about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates and operating margins as well as changes in the business environment. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s accounting policy is to test for impairment on the first day of the fourth quarter of each fiscal year and more frequently if events or circumstances indicate that the carrying value may not be recoverable. As a result of the quantitative assessment, the Company concluded that the fair value of the Security Enterprise Solutions reporting unit exceeded the carrying value, which resulted in no impairment for the fiscal year ended January 3, 2025.

Leidos Holdings, Inc. Annual Report	59

PART II
We identified goodwill for the Security Enterprise Solutions reporting unit as a critical audit matter due to the significant judgments made by management to estimate the fair value of the reporting unit and the difference between its fair value and carrying value. Performing audit procedures to evaluate management’s estimate of the Security Enterprise Solutions reporting unit fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate, terminal growth rate and forecasts of future revenues and cash flows for the Security Enterprise Solutions reporting unit included the following, among others:
▶We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate, terminal growth rate and management’s development of forecasted revenues, operating margins and cash flows.
▶We evaluated management’s ability to accurately forecast future Security Enterprise Solutions reporting unit revenue and operating margins comparing actual results to management’s historical forecasts.
▶We developed an independent estimate of the Security Enterprise Solutions reporting unit fair value using the income approach. We utilized the historical results of the reporting unit and inspected third-party industry reports for the global aviation, maritime, and border security products and related services markets to develop projections. Additionally, we developed the discount rate and terminal year growth rate with the assistance of our fair value specialists
▶We developed an independent estimate of the Security Enterprise Solutions reporting unit fair value using the market approach. We selected guideline peer companies and developed enterprise value multiples of revenues and earnings before interest, taxes, depreciation and amortization with the assistance of our fair value specialists.
▶We calculated our independent expectation of the fair value of the reporting unit by weighting the results of the market and income approaches and compared the resulting fair value to the carrying value of the Security Enterprise Solutions reporting unit.
Revenues – Refer to Notes 3 and 4 to the Financial Statements
Critical Audit Matter Description
The Company recognized certain customer contract revenue over time using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (EAC). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on onerous contracts, as and when known. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total revenues and costs for the performance obligation.
Given the judgments necessary to determine whether multiple promises within a single contract represent a single performance obligation, whether or not the Company is acting as principal in the fulfillment of the identified performance obligations on certain contracts, and estimates of total revenues and costs for the performance obligations that recognize revenue using the cost-to-cost method, auditing such accounting conclusions and estimates required extensive audit effort due to the volume and complexity of these contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

60	Leidos Holdings, Inc. Annual Report

PART II
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
▶We tested the effectiveness of controls over contract revenue, including management’s controls over evaluating the revenue recognition methodology, initial setup of new contract arrangements, and estimates of total costs and revenues for identified performance obligations.
▶We developed an expectation of revenue based on the Company’s historical performance and compared it to the recorded balance.
▶For a selection of contracts, we performed audit procedures based on certain characteristics of audit interest, which included some of the following:
▶Evaluated the terms and conditions of selected contracts and the appropriateness of the accounting treatment in accordance with accounting principles generally accepted in the United States of America, by:
▶Inspection of the executed contract to assess that the facts on which management’s conclusions were reached were consistent with the actual terms and conditions of the contract.
▶Evaluation of the contract within the context of the revenue recognition model and that management’s conclusions were appropriate by evaluating the nature of the promises within the contract, the interrelationship of the promised services and/or products provided, the pattern by which obligations are fulfilled, the number of performance obligations identified, and which party is acting as principal in the fulfillment of the identified performance obligations.
▶Evaluation of the appropriateness and consistency of the methods and assumptions used by management to develop estimates of future revenues that will be recognized and costs that will be incurred.
▶Evaluate the mathematical accuracy of management’s calculation of revenue for the performance obligation.
▶We analyzed impacts to income before income tax recorded during the year as a result of changes in estimates on contracts and tested those with characteristics of audit interest to determine that the adjustments were the result of changes in facts and circumstances and not estimates that were previously inaccurate.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 11, 2025
We have served as the Company’s auditor since fiscal 2000.

Leidos Holdings, Inc. Annual Report	61

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)	January 3, 2025	December 29, 2023
Assets:
Cash and cash equivalents	$943	$777
Receivables, net	2,645	2,429
Inventory, net	315	310
Other current assets	525	489
Total current assets	4,428	4,005
Property, plant and equipment, net	991	961
Intangible assets, net	517	667
Goodwill	6,084	6,112
Operating lease right-of-use assets, net	560	512
Other long-term assets	524	438
Total assets	$13,104	$12,695

Liabilities:
Accounts payable and accrued liabilities	$2,225	$2,277
Accrued payroll and employee benefits	811	695
Current portion of long-term debt	618	18
Total current liabilities	3,654	2,990
Long-term debt, net of current portion	4,052	4,664
Operating lease liabilities	621	516
Other long-term liabilities	317	267
Total liabilities	$8,644	$8,437
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized and no shares issued and outstanding at January 3, 2025 and December 29, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 131,163,899 and 135,766,419 shares issued and outstanding at January 3, 2025, and December 29, 2023, respectively	—	—
Additional paid-in capital	1,112	1,885
Retained earnings	3,410	2,364
Accumulated other comprehensive loss	(110)	(48)
Total Leidos stockholders’ equity	4,412	4,201
Non-controlling interest	48	57
Total stockholders’ equity	4,460	4,258
Total liabilities and stockholders’ equity	$13,104	$12,695
See accompanying notes to consolidated financial statements.

62	Leidos Holdings, Inc. Annual Report

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in millions, except per share data)	January 3, 2025	December 29, 2023	December 30, 2022
Revenues	$16,662	$15,438	$14,396
Cost of revenues	13,864	13,194	12,312
Selling, general and administrative expenses	983	942	951
Acquisition, integration and restructuring costs	16	24	17
Goodwill impairment charges	—	596	—
Asset impairment charges	11	91	40
Equity earnings of non-consolidated subsidiaries	(39)	(30)	(12)
Operating income	1,827	621	1,088
Non-operating expense:
Interest expense, net	(193)	(212)	(199)
Other income (expense), net	5	(6)	(3)
Income before income taxes	1,639	403	886
Income tax expense	(388)	(195)	(193)
Net income	1,251	208	693
Less: net (loss) income attributable to non-controlling interest	(3)	9	8
Net income attributable to Leidos common stockholders	$1,254	$199	$685

Earnings per share:
Basic	$9.36	$1.45	$5.00
Diluted	9.22	1.44	4.96
See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report	63

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Net income	$1,251	$208	$693
Foreign currency translation adjustments	(59)	34	(95)
Unrecognized (loss) gain on derivative instruments	(4)	(8)	54
Pension adjustments	1	(1)	(20)
Total other comprehensive (loss) income, net of taxes	(62)	25	(61)
Comprehensive income	1,189	233	632
Less: net (loss) income attributable to non-controlling interest	(3)	9	8
Comprehensive income attributable to Leidos common stockholders	$1,192	$224	$624
See accompanying notes to consolidated financial statements.

64	Leidos Holdings, Inc. Annual Report

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except for per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2021	140	$2,423	$1,880	$(12)	$4,291	$53	$4,344
Net income	—	—	685	—	685	8	693
Other comprehensive loss, net of taxes	—	—	—	(61)	(61)	—	(61)
Issuances of stock	1	51	—	—	51	—	51
Repurchases of stock and other	(4)	(542)	—	—	(542)	—	(542)
Dividends of $1.44 per share	—	—	(198)	—	(198)	—	(198)
Stock-based compensation	—	73	—	—	73	—	73
Net capital distributions to non-controlling interest	—	—	—	—	—	(7)	(7)
Balance at December 30, 2022	137	2,005	2,367	(73)	4,299	54	4,353
Net income	—	—	199	—	199	9	208
Other comprehensive income, net of taxes	—	—	—	25	25	—	25
Issuances of stock	1	53	—	—	53	—	53
Repurchases of stock and other	(2)	(247)	—	—	(247)	—	(247)
Dividends of $1.46 per share	—	—	(202)	—	(202)	—	(202)
Stock-based compensation	—	77	—	—	77	—	77
Net capital distributions to non-controlling interest	—	(3)	—	—	(3)	(6)	(9)
Balance at December 29, 2023	136	1,885	2,364	(48)	4,201	57	4,258
Net income (loss)	—	—	1,254	—	1,254	(3)	1,251
Other comprehensive loss, net of taxes	—	—	—	(62)	(62)	—	(62)
Issuances of stock	1	55	—	—	55	—	55
Repurchases of stock and other	(6)	(913)	—	—	(913)	—	(913)
Dividends of $1.54 per share	—	—	(208)	—	(208)	—	(208)
Stock-based compensation	—	85	—	—	85	—	85
Net capital distributions to non-controlling interest	—	—	—	—	—	(6)	(6)
Balance at January 3, 2025	131	$1,112	$3,410	$(110)	$4,412	$48	$4,460
See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report	65

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Cash flows from operations:
Net income	$1,251	$208	$693
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	290	331	333
Stock-based compensation	85	77	73
Goodwill impairment charges	—	596	—
Asset impairment charges	11	91	40
Deferred income taxes	(98)	(109)	(211)
Other	44	28	26
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(220)	(65)	(174)
Other current assets and other long-term assets	96	140	160
Accounts payable and accrued liabilities and other long-term liabilities	(160)	31	(143)
Accrued payroll and employee benefits	121	(5)	98
Income taxes receivable/payable	(28)	(158)	97
Net cash provided by operating activities	1,392	1,165	992
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(6)	(192)
Payments for property, equipment and software	(149)	(207)	(129)
Proceeds from disposition of businesses	—	2	15
Net proceeds from sale of assets	2	—	6
Other	5	—	(13)
Net cash used in investing activities	(142)	(211)	(313)
Cash flows from financing activities:
Proceeds from debt issuance	—	1,743	380
Repayments of borrowings	(18)	(2,045)	(545)
Payments for debt issuance and modification costs	—	(7)	—
Dividend payments	(208)	(201)	(199)
Repurchases of stock and other	(906)	(246)	(542)
Proceeds from issuances of stock	55	50	48
Net capital distributions to non-controlling interests	(6)	(9)	(7)
Other	(1)	—	—
Net cash used in financing activities	(1,084)	(715)	(865)
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	6	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	156	245	(192)
Cash, cash equivalents and restricted cash at beginning of year	928	683	875
Cash, cash equivalents and restricted cash at end of year	1,084	928	683
Less: restricted cash at end of year	141	151	167
Cash and cash equivalents at end of year	$943	$777	$516

66	Leidos Holdings, Inc. Annual Report

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Supplementary cash flow information:
Cash paid for interest	$226	$207	$195
Cash paid for income taxes, net of refunds	460	435	217
Non-cash investing activity:
Property, plant and equipment additions	$72	$2	$7
Non-cash financing activity:
Finance lease obligations	$—	$65	$1
See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report	67

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations and Basis of Presentation
NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Leidos Holdings, Inc. (“Leidos”), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 48,000 global employees, Leidos’ customers include the U.S. Department of Defense (“DoD”), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Unless indicated otherwise, references to “we,” “us” and “our” refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
During fiscal 2024, we completed a realignment of our segment and reporting structure, which resulted in the identification of four reportable segments: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. We commenced operating and reporting under the new organizational structure effective the first day of fiscal 2024. In addition, we separately present the unallocated costs associated with corporate functions as Corporate. As a result of this change, prior year segment results and disclosures have been recast to reflect the current reportable segment structure.
We have an 88% controlling interest in Mission Support Alliance, LLC (“MSA”), a joint venture with Centerra Group, LLC. MSA’s contract ended on January 24, 2021. We also have a 53% controlling interest in Hanford Mission Integration Solutions, LLC (“HMIS”), the legal entity for the follow-on contract to MSA’s contract and a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. We consolidate the financial results for MSA and HMIS into our consolidated financial statements.
The consolidated financial statements also include the balances of all voting interest entities in which Leidos has a controlling voting interest (“subsidiaries”) and a variable interest entity (“VIE”) in which Leidos is the primary beneficiary. The consolidated balances of the VIE are not material to the consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We combined "Deferred tax liabilities" into "Other long-term liabilities" on the consolidated balance sheets.
Note 2—Accounting Standards
ACCOUNTING STANDARDS UPDATES ADOPTED
ASU 2023-07 Segment Reporting
In November 2023, the FASB issued ASU 2023-07 to improve reportable segment disclosure requirements. This update requires companies to disclose significant segment expense categories that are regularly provided to the chief operating decision maker (“CODM”) on an interim and annual basis and requires disclosures about a reportable segment’s profit or loss and assets that are currently required annually to be made on an interim basis. Companies must also disclose how segment measures of profit or loss are used by the CODM.
The amendments in this update are effective for public entities on a retrospective basis for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Effective fiscal 2024, we adopted the requirements of ASU 2023-07 using the retrospective method (See "Note 20 Business Segments"). The adoption did not have an impact to our financial position, results of operations and earnings per share.

68	Leidos Holdings, Inc. Annual Report

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
ASU 2024-03 Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, to enhance the transparency of certain expense disclosures. The update requires disclosure of specific expense categories in the notes to the financial statements at interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption.
The amendments in this update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be adopted either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impacts of this update and plan to adopt these amendments for annual disclosures in fiscal 2027 and interim disclosures in fiscal 2028.
Note 3—Summary of Significant Accounting Policies
REPORTING PERIODS
Leidos’ fiscal year ends on the Friday nearest the end of December. Fiscal 2024 ended January 3, 2025, fiscal 2023 ended December 29, 2023, and fiscal 2022 ended December 30, 2022. Fiscal 2024 included 53 weeks, fiscal 2023 and 2022 both included 52 weeks.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for doubtful accounts, inventories, right-of-use (“ROU”) assets and lease liabilities, fair value and impairment of intangible assets and goodwill, income taxes, pension benefits, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
OPERATING CYCLE
Our operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts.

Leidos Holdings, Inc. Annual Report	69

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
Investments
Investments in entities and corporate joint ventures where we have a non-controlling ownership interest but over which we have the ability to exercise significant influence, are accounted for under the equity method of accounting. We recognize our proportionate share of the entities’ net income or loss and do not consolidate the entities’ assets and liabilities.
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
RESTRUCTURING EXPENSES
Restructuring expenses represent costs associated with an exit or disposal activity which no longer provide on-going economic benefits to the Company. Restructuring costs may include employee severance benefits, costs to terminate contracts and other permanent exit costs to consolidate or close facilities directly related to the restructuring program.
One-time involuntary termination benefits with a required service period of less than 60 days are recognized when the benefits have been communicated to employees and one-time termination benefits with a required service period in excess of 60 days are recognized over the requisite period. Ongoing termination benefit arrangements are recognized at estimated fair value when it is probable that they will be incurred and are reasonably estimable. Costs associated with exit or disposal activities, including the related one-time and ongoing involuntary termination benefits, are included as “Acquisition, integration and restructuring costs” on the consolidated statements of operations.
REVENUE RECOGNITION
Our revenues from contracts with customers are from offerings including trusted mission artificial intelligence, cyber operations, digital modernization, mission software systems, integrated systems, mission operations, and rapid prototyping and manufacturing, primarily with the U.S. government and its agencies. We also serve various state and local governments, foreign governments and commercial customers.
We perform under various types of contracts, which include firm-fixed-price (“FFP”), time-and-materials (“T&M”), fixed-price-level-of-effort (“FPLOE”), cost-plus-fixed-fee (“CPFF”), cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee (“FPIF”) contracts.
To determine the proper revenue recognition, we first evaluate whether we have a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an indefinite delivery/indefinite quantity (“IDIQ”) award. In addition, we assess contract modifications to determine whether changes to existing contracts should be accounted for as part of the original performance obligation or as a separate performance obligation. Contract modifications generally relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original performance obligation.

70	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Certain cost-plus and fixed-price contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most likely amount that we expect to be entitled to, based on the assessment of the contract specific variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.
Contracts with the U.S. government are subject to the Federal Acquisition Regulation (“FAR”) and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. We allocate the transaction price of a contract to its performance obligations primarily based upon the proportional individual selling prices. The performance obligation’s standalone selling price is generally based on an expected cost-plus margin approach. For certain product sales, performance obligations may be allocated to a contract's transaction price based on prices from other standalone sales or the residual value method. Substantially all of our contracts do not contain a significant financing component, which would require an adjustment to the transaction price of the contract. Any taxes collected or imposed when determining the transaction price are excluded.
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
On performance obligations that require system integration and capability development efforts or contain variable consideration, revenue is recognized over time generally using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (“EAC”). A performance obligation’s EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on onerous contracts, as and when known.
On certain other performance obligations, principally associated with T&M, FPLOE and CPFF contracts, revenue is generally recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.

Leidos Holdings, Inc. Annual Report	71

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For certain performance obligations where we are not primarily responsible for fulfilling the promise to provide the goods or service to the customer, do not have inventory risk and do not have discretion in establishing the price for the goods or service, we recognize revenue on a net basis.
CONTRACT COSTS
Contract costs generally include direct costs such as labor, materials, subcontract costs and indirect costs identifiable with or allocable to a specific contract. Costs are expensed as incurred unless they qualify for deferral and capitalization. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency (“DCAA”) (see “Note 21—Commitments and Contingencies”).
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
Project Assets
Purchases of assets used to fulfill a specific contract with a customer that do not constitute other specific asset classes are capitalized as project assets when the costs are generally expected to be recovered, we maintain ownership of the asset and the benefit is received over a period of time. Project assets include prepaid services and maintenance agreements, certain material purchases and other costs incurred on contracts. Project assets are generally amortized using the straight-line method over the shorter of the estimated useful life of the asset or the expected contract period of performance.
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
Changes in estimates on contracts for the periods presented were as follows:

	Year Ended
(in millions, except for per share amounts)	January 3, 2025	December 29, 2023	December 30, 2022
Favorable impact	$184	$140	$146
Unfavorable impact	(153)	(100)	(113)
Net favorable impact to income before income taxes	$31	$40	$33

Impact on diluted EPS attributable to Leidos common stockholders	$0.17	$0.22	$0.17
The unfavorable impact for fiscal 2024, included $40 million in write-downs on programs within our UK operations related to cost increases and schedule delays.
The impact on diluted earnings per share (“EPS”) attributable to Leidos common stockholders is calculated using our statutory tax rate.

72	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognized from Prior Obligations
During fiscal 2024, 2023 and 2022, revenue recognized from performance obligations satisfied in previous periods was $13 million, $8 million and $9 million, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
We classify indirect costs incurred within or allocated to our U.S. government customers as overhead (included in “Cost of revenues”) or general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. government Cost Accounting Standards.
Selling, general and administrative expenses include general and administrative, bid and proposal, company-funded research and development expenses, and legal fees and settlements.
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development expense was $150 million, $128 million and $116 million for fiscal 2024, 2023 and 2022, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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
CASH AND CASH EQUIVALENTS
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Outstanding payments are included within “Cash and cash equivalents” and “Accounts payable and accrued liabilities” correspondingly on the consolidated balance sheets. At January 3, 2025, and December 29, 2023, $94 million and $136 million, respectively, of outstanding payments were included within “Cash and cash equivalents.”
RESTRICTED CASH
We have restricted cash balances, primarily representing advances from customers that are restricted as to use for certain expenditures related to that customer’s contract. Restricted cash balances are included within “Other current assets” on the consolidated balance sheets. Our restricted cash balances were $141 million and $151 million at January 3, 2025, and December 29, 2023, respectively.

Leidos Holdings, Inc. Annual Report	73

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Amounts billed and collected on contracts but not yet recorded as revenue because we have not performed our obligation under the arrangement with a customer are deferred and included within “Accounts payable and accrued liabilities” or “Other long-term liabilities” on the consolidated balance sheets.
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
GOODWILL
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment at the reporting unit level on an annual basis and more frequently if events or circumstances indicate that the carrying value of the reporting unit may not be recoverable. Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year. During fiscal 2024 and 2023, we had eight and seven reporting units, respectively, for the purpose of testing goodwill for impairment.
Goodwill is evaluated for impairment either under a qualitative assessment option or a quantitative approach, which depends on the facts and circumstances of a reporting unit, consideration of the excess of a reporting unit’s fair value over its carrying amount in previous assessments and changes in business environment.
When performing a qualitative assessment, we consider factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other relevant events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, a quantitative goodwill impairment test is performed.
When performing a quantitative goodwill impairment test, the reporting unit carrying value is compared to its fair value. Goodwill is deemed impaired if the reporting unit carrying value exceeds its fair value. The impairment loss is recognized for the amount by which the carrying value exceeds its fair value.

74	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We estimate the fair value of each reporting unit using Level 3 inputs when a quantitative analysis is performed. These analyses rely on significant judgments and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, operating margins and selection of guideline public companies.
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
Customer relationships and software and technology intangible assets are amortized either on a straight-line basis over their estimated useful lives or over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows, as deemed appropriate. Intangible assets with finite lives are amortized over the following periods:

Estimated useful lives (in years)
Software and technology	3-15
Programs	4-13
Customer relationships	8-10
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
Construction-in-progress (“CIP”) is used to accumulate all costs for projects that are not yet complete. CIP balances are transferred to the appropriate asset account when the asset is capitalized and ready for its intended use.
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

Leidos Holdings, Inc. Annual Report	75

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LEASES
Lessee
We have facilities and equipment lease arrangements. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Right-of-use (“ROU”) assets represent the right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.
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
Certain facility leases contain options to renew or extend the terms of the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that we will exercise the option. Leases may also include variable lease payments such as an escalation clause based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. At January 3, 2025, certain of the Company’s equipment leases include residual value guarantees.
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

76	Leidos Holdings, Inc. Annual Report

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
The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate (see “Financial Instruments” below).
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

Leidos Holdings, Inc. Annual Report	77

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOREIGN CURRENCY
The financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate over the reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive loss in stockholders’ equity. Gains and losses due to movements in foreign currency exchange rates are recognized as “Other income (expense), net” on the consolidated statements of operations.
Note 4—Revenues
REMAINING PERFORMANCE OBLIGATIONS
Remaining performance obligations (“RPO”) represent the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. RPO does not include unexercised option periods and future potential task orders expected to be awarded under IDIQ contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders.
As of January 3, 2025, we had $16.3 billion of RPO and expect to recognize approximately 65% and 82% over the next 12 months and 24 months, respectively, with the remaining to be recognized thereafter.
DISAGGREGATION OF REVENUES
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by customer-type were as follows:

	Year Ended January 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$5,074	$1,032	$44	$1,812	$7,962
Other U.S. government agencies(1)	2,115	3,899	379	95	6,488
Commercial and non-U.S. customers	115	63	1,825	123	2,126
Total	$7,304	$4,994	$2,248	$2,030	$16,576

	Year Ended December 29, 2023
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$4,799	$1,059	$35	$1,684	$7,577
Other U.S. government agencies(1)	2,212	3,082	319	121	5,734
Commercial and non-U.S. customers	131	61	1,762	74	2,028
Total	$7,142	$4,202	$2,116	$1,879	$15,339

	Year Ended December 30, 2022
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$4,502	$1,047	$31	$1,530	$7,110
Other U.S. government agencies(1)	2,034	2,803	281	122	5,240
Commercial and non-U.S. customers	165	63	1,554	155	1,937
Total	$6,701	$3,913	$1,866	$1,807	$14,287
(1)Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

78	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The majority of our revenues are generated from U.S. government contracts, either as a prime contractor or as a subcontractor to other contractors. Revenues from the U.S. government can be adversely impacted by spending caps or changes in budgetary priorities of the U.S. government, as well as delays in program start dates or the award of a contract.
Disaggregated revenues by contract-type were as follows:

	Year Ended January 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$3,870	$1,787	$358	$1,290	$7,305
Firm-fixed-price	2,023	2,990	1,454	587	7,054
Time-and-materials and fixed-price-level-of-effort	1,411	217	436	153	2,217
Total	$7,304	$4,994	$2,248	$2,030	$16,576

	Year Ended December 29, 2023
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$3,808	$2,015	$345	$1,173	$7,341
Firm-fixed-price	2,040	2,006	1,351	567	5,964
Time-and-materials and fixed-price-level-of-effort	1,294	181	420	139	2,034
Total	$7,142	$4,202	$2,116	$1,879	$15,339

	Year Ended December 30, 2022
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$3,618	$2,047	$306	$1,142	$7,113
Firm-fixed-price	2,031	1,700	1,181	490	5,402
Time-and-materials and fixed-price-level-of-effort	1,052	166	379	175	1,772
Total	$6,701	$3,913	$1,866	$1,807	$14,287
Cost-reimbursement and FPIF contracts are generally lower risk and have lower profits. T&M and FPLOE contracts are also lower risk, but profits may vary depending on actual labor costs compared to negotiated contract billing rates. FFP contracts offer the potential for higher profits while increasing the exposure to risk of cost overruns.
Disaggregated revenues by geographic location were as follows:

	Year Ended January 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$7,274	$4,989	$961	$1,982	$15,206
International	30	5	1,287	48	1,370
Total	$7,304	$4,994	$2,248	$2,030	$16,576

Leidos Holdings, Inc. Annual Report	79

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 29, 2023
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$7,105	$4,197	$852	$1,861	$14,015
International	37	5	1,264	18	1,324
Total	$7,142	$4,202	$2,116	$1,879	$15,339

	Year Ended December 30, 2022
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$6,661	$3,911	$760	$1,766	$13,098
International	40	2	1,106	41	1,189
Total	$6,701	$3,913	$1,866	$1,807	$14,287
Our international business operations, primarily located in Australia and the UK, are subject to additional and different risks than our U.S. business. Failure to comply with U.S. government laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on our business with the U.S. government.
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
Revenues by contract-type, customer-type and geographic location exclude lease income of $86 million, $99 million and $109 million for fiscal 2024, 2023 and 2022, respectively (see “Note 10—Leases”).
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
The components of contract assets and contract liabilities consisted of the following:

(in millions)	Balance sheet line item	January 3, 2025	December 29, 2023
Contract assets - current:
Unbilled receivables	Receivables, net	$842	$1,041
Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$333	$442
Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$10	$21
(1)Certain contracts record revenue on a net contract basis, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The decrease in unbilled receivables was primarily due to the timing of billings, partially offset by revenue recognized on certain contracts during the period. The decrease in deferred revenue was primarily due to the timing of advanced payments and revenue recognized during the period.

80	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue recognized during fiscal 2024 and 2023 of $278 million and $232 million, respectively, was included as a contract liability at December 29, 2023, and December 30, 2022, respectively.
There were no impairment losses recognized on contract assets during fiscal 2024, 2023 and 2022.
Note 5—Acquisitions and Divestitures
ACQUISITIONS
We may acquire businesses as part of our growth strategy to provide new or enhance existing capabilities and offerings to customers. During fiscal 2022, we completed the acquisition of Cobham Aviation Services Australia’s Special Mission business (“Cobham Special Mission”).
Cobham Special Mission Acquisition
On October 30, 2022 (the “Agreement Date”), we completed the acquisition of Cobham Special Mission for purchase consideration of $298 million Australian dollars, net of $10 million of Australian dollars acquired, or $192 million United States dollars, net of $6 million of cash acquired. Cobham Special Mission provides airborne border surveillance and search and rescue services to the Australian Federal Government.
For fiscal 2024, 2023 and 2022, $128 million, $115 million and $21 million, respectively, of revenues related to the Cobham Special Mission acquisition were recognized within the Commercial & International reportable segment.
Integration Costs
The following expenses were incurred related to the Company’s acquisitions:

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Integration costs	$10	$19	$16
These integration costs have been primarily recorded within Corporate and presented in “Acquisition, integration and restructuring costs” on the consolidated statement of operations.
DIVESTITURES
Immaterial Divestiture
On October 20, 2023, we disposed of an immaterial business within our Defense Solutions reportable segment. The final sales price was approximately $2 million and net assets of $7 million were divested as a result of the transaction.
Note 6—Receivables
The components of receivables, net consisted of the following:

(in millions)	January 3, 2025	December 29, 2023
Billed and billable receivables	$1,820	$1,416
Unbilled receivables	842	1,041
Allowance for credit losses	(17)	(28)
	$2,645	$2,429

Leidos Holdings, Inc. Annual Report	81

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7—Inventory
The components of inventory, net consisted of the following:

(in millions)	January 3, 2025	December 29, 2023
Raw materials	$217	$190
Work-in-process	36	48
Finished goods	62	72
	$315	$310
Note 8—Goodwill and Intangible Assets
GOODWILL
During fiscal 2024, the Company completed a business realignment, which resulted in identification of new reportable segments. The Company commenced operating and reporting under the new organizational structure effective the first day of fiscal 2024 (see "Note 20—Business Segments").
Goodwill was allocated to the new reporting units within our reportable segments based on a relative fair value approach.
The following table presents changes in the carrying amount of goodwill by reportable segment:

(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Goodwill at December 30, 2022	$2,755	$1,366	$1,389	$1,186	$6,696
Goodwill impairment	—	—	(596)	—	(596)
Acquisitions of businesses(1)	—	—	(4)	—	(4)
Foreign currency translation adjustments	3	—	11	2	16
Goodwill at December 29, 2023(2)	2,758	1,366	800	1,188	6,112
Foreign currency translation adjustments	—	—	(28)	—	(28)
Goodwill at January 3, 2025(2)	$2,758	$1,366	$772	$1,188	$6,084
(1)Adjustment to goodwill resulting from a measurement period purchase accounting adjustment.
(2)Carrying amount includes accumulated impairment loss of $596 million within the Commercial & International segment.
Operations of the Security Enterprise Solutions (“SES”) reporting unit rely heavily on the sales and servicing of security and detection products, which prior to fiscal 2024, have been negatively impacted due to delays in airline travel infrastructure projects as customer budgets recover from the pandemic. During fiscal 2023, the SES reporting unit refined its portfolio and made strategic business decisions to exit certain product offerings, and cease operations in certain countries in order to align the operations of the reporting unit with its strategic business plan. These decisions, along with the delays in airline travel infrastructure projects and higher than anticipated servicing costs, contributed to a significant reduction in the reporting unit’s forecasted revenue and cash flows. As a result, in fiscal 2023, we conducted a quantitative goodwill impairment analysis and our estimates led us to determine that the carrying value of the SES reporting unit exceeded its estimated fair value (see “Note 11—Fair Value Measurements”). Accordingly, we recognized a non-cash goodwill impairment charge of $596 million at the SES reporting unit as of December 29, 2023. The impairment was recorded within the Commercial & International reportable segment in the consolidated statements of operations. In the fourth quarter of fiscal 2023, we performed a second quantitative analysis for the SES reporting unit and concluded that no incremental impairment was necessary as the fair value of the reporting unit exceeded the carrying value.
In the fourth quarter of fiscal 2024, we performed a quantitative analysis for the SES reporting unit and concluded that no further impairment was necessary as the fair value of the reporting unit exceeded the carrying value.

82	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the fourth quarter of fiscal 2024, 2023 and 2022, we performed a qualitative analysis for certain reporting units which determined that it was more likely than not that the fair values of these reporting units were in excess of the individual reporting units’ carrying values. In the event that there are significant unfavorable changes to the forecasted cash flows, forecasted revenue, terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record an additional impairment of goodwill at a future date.
INTANGIBLE ASSETS
Intangible assets, net consisted of the following:

	January 3, 2025			December 29, 2023
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Programs	$1,686	$(1,293)	$393	$1,689	$(1,175)	$514
Software and technology	261	(165)	96	263	(144)	119
Customer relationships	52	(28)	24	52	(22)	30
Total finite-lived intangible assets	1,999	(1,486)	513	2,004	(1,341)	663
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$2,003	$(1,486)	$517	$2,008	$(1,341)	$667
Our strategic decisions regarding SES’ product offerings and operating regions (see the goodwill discussion above) caused certain technology, customer relationships and in-process research and development ("IPR&D") intangible assets to be abandoned and the carrying values of certain program intangible assets to become unrecoverable. As a result, we recognized intangible asset impairment charges of $79 million for fiscal 2023, which included $33 million for IPR&D intangible assets. The impairment was recorded to “Asset impairment charges” in the consolidated statements of operations within the Commercial & International reportable segment. In the event that we are required to make an additional impairment of goodwill at a future date or if other events occur that negatively impact these intangible assets, we may also be required to record an additional impairment of intangible assets at that time.
Amortization expense related to intangible assets was $147 million, $202 million and $230 million for fiscal 2024, 2023 and 2022, respectively.
The estimated annual amortization expense related to finite-lived intangible assets as of January 3, 2025, is as follows:

Fiscal year ending (in millions)
2025	$119
2026	98
2027	72
2028	62
2029	53
2030 and thereafter	109
$513
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Leidos Holdings, Inc. Annual Report	83

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9—Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

(in millions)	January 3, 2025	December 29, 2023
Computers and other equipment	$473	$455
Leasehold improvements	567	455
Vehicles and transportation equipment	321	277
Buildings and improvements	137	137
Office furniture and fixtures	78	66
Land	17	17
Construction-in-progress	107	172
	1,700	1,579
Less: accumulated depreciation and amortization	(709)	(618)
	$991	$961
Depreciation expense was $143 million, $129 million and $103 million for fiscal 2024, 2023 and 2022, respectively.
Note 10—Leases
LESSEE
ROU assets and lease liabilities consisted of the following:

(in millions)	Balance sheet line item	January 3, 2025	December 29, 2023
ROU assets:
Finance leases	Property, plant and equipment, net	$69	$89
Operating leases	Operating lease right-of-use assets, net	560	512
		$629	$601
Current lease liabilities:
Finance leases	Short-term debt and current portion of long-term debt	$19	$18
Operating leases	Accounts payable and accrued liabilities	123	136
		$142	$154
Non-current lease liabilities:
Finance leases	Long-term debt, net of current portion	$54	$73
Operating leases	Operating lease liabilities	621	516
		$675	$589
During fiscal 2024 and 2022, we reduced our leased space by exiting and consolidating underutilized buildings as part of an ongoing facility rationalization effort. We used discounted cash flow models to estimate the fair values of the affected assets and as a result, we recorded impairments of ROU and other assets in the amount of $11 million and $37 million for fiscal 2024 and 2022, respectively. The impairment charges were allocated across our reportable segments and to Corporate.
In fiscal 2024, we took occupancy of our newly constructed facility in San Diego, CA. As a result we recorded $117 million of ROU assets and $169 million of lease liabilities.
In fiscal 2022, the Company entered into a Master Lease Agreement whereby we agreed to lease two aircraft from the time each aircraft is accepted through June 30, 2027. In March 2023, we took possession of both aircraft and recognized a $64 million finance lease obligation and a corresponding ROU asset.

84	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total lease cost for the periods presented consisted of the following:

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Finance lease cost:
Amortization of ROU assets	$20	$18	$9
Interest on lease liabilities	4	4	1
	24	22	10
Operating lease cost(1)	143	148	161
Variable lease cost	35	35	42
Short-term lease cost	4	2	3
Less: Sublease income	—	—	(6)
Total lease cost	$206	$207	$210
(1)Includes ROU lease expense of $119 million, $124 million and $134 million for fiscal 2024, 2023 and 2022, respectively.
Lease costs and sublease income are included in “Cost of revenues” and “Selling, general and administrative expenses” within the consolidated statements of operations.
Lease terms and discount rates related to leases were as follows:

	Year Ended
	January 3, 2025	December 29, 2023	December 30, 2022
Weighted-average remaining lease term (in years):
Finance leases	4.4	5.2	8.2
Operating leases	9.9	7.3	7.5
Weighted-average discount rate:
Finance leases	4.7%	4.8%	2.6%
Operating leases	4.5%	3.7%	3.3%
Other information related to leases was as follows:

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash related to finance leases	$4	$4	$1
Operating cash related to operating leases	163	167	168
Financing cash flows related to finance leases	18	17	9
ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—	$63	$1
Operating lease liabilities	236	97	122
The change in operating ROU assets and lease liabilities are presented within cash flows from operations on the consolidated statements of cash flows.

Leidos Holdings, Inc. Annual Report	85

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease commitments of our finance and operating leases on an undiscounted basis, reconciled to the respective lease liability at January 3, 2025, were as follows:

Fiscal Year Ending (in millions)	Finance lease commitments	Operating lease commitments
2025	$22	$153
2026	22	117
2027	14	88
2028	5	88
2029	5	76
2030 and thereafter	12	433
Total undiscounted cash flows	80	955
Less: imputed interest	(7)	(211)
Lease liability as of January 3, 2025	$73	$744
LESSOR
As of January 3, 2025, and December 29, 2023, we had a total net investment in sales-type leases, which relates to lease payment receivables, of $94 million and $100 million, respectively. The current and non-current portions of net investment in sales-type leases are included within “Other current assets” and “Other long-term assets”, respectively, on the consolidated balance sheets.
The components of lease income were as follows:

		Year Ended
(in millions)	Statement of operations line item	January 3, 2025	December 29, 2023	December 30, 2022
Sales-type leases:
Selling price at lease commencement	Revenues	$55	$51	$65
Cost of underlying asset	Cost of revenues	(40)	(41)	(52)
Operating income		15	10	13
Interest income on lease receivables	Revenues	5	9	9
		20	19	22

Operating lease income	Revenues	26	39	35
Total lease income		$46	$58	$57
As of January 3, 2025, undiscounted cash flows for sales-type and operating leases for the next five years are as follows:

Fiscal Year Ending (in millions)	Sales-type leases	Operating leases
2025	$43	$5
2026	32	—
2027	18	—
2028	4	—
2029	1	—
Total undiscounted cash flows	$98	$5
Present value of lease payments as lease receivables	94
Difference between undiscounted cash flows and discounted cash flows	$4

86	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11—Fair Value Measurements
Financial instruments measured on a recurring basis at fair value consisted of the following:

	January 3, 2025		December 29, 2023
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Derivatives	$4	$4	$11	$11
As of January 3, 2025, and December 29, 2023, our derivatives primarily consisted of the cash flow interest rate swaps on $500 million of the variable rate senior unsecured term loan (see “Note 12—Derivative Instruments”). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the one-month Secured Overnight Financing Rate ("SOFR") rate as of January 3, 2025, and December 29, 2023 (Level 2 inputs).
Financial instruments measured on a recurring basis at fair value also include our defined benefit plan assets (Level 2 inputs). See “Note 19—Retirement Plans” for further details on these investments.
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $16 million and $12 million as of January 3, 2025, and December 29, 2023, respectively, approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs). Our notes receivable are included within “Other current assets” and "Other long-term assets" on the consolidated balance sheets.
As of January 3, 2025, and December 29, 2023, the fair value of debt was $4.5 billion and $4.6 billion, respectively, and the carrying amount was $4.7 billion for both periods (see “Note 13—Debt”). The fair value of debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
In fiscal 2023, we recorded impairment charges of SES’ goodwill (see “Note 8—Goodwill and Intangible Assets”). The fair values of the assets and liabilities of the SES reporting unit were determined using a blended approach, including discounted cash flow models and market earnings multiples. The market approach estimates fair value based on profitability and valuation metrics for peer companies and applies a multiple to the reporting unit’s operating performance. The income approach estimates fair value by discounting the reporting unit’s estimated future cash flows using a weighted-average cost of capital reflecting current market conditions as well as the risk profile of the reporting unit. Future cash flows are based on estimates of economic and market assumptions made using the best judgment of management, including growth rates in revenue and margins, and future changes in tax rates and cash expenditures. Other significant assumptions and estimates include estimates of future capital expenditures, terminal value growth rates, and changes in future working capital requirements. The fair value of the SES reporting unit was determined using Level 3 inputs.
As of January 3, 2025, and December 29, 2023, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 12—Derivative Instruments
The fair value of the interest rate swaps was as follows:

(in millions)	Balance sheet line item	January 3, 2025	December 29, 2023
Cash flow interest rate swaps	Other current assets (1)	$4	$11
(1) As of December 29, 2023, the cash flow interest rate swaps were reported in the "other long-term assets" on the consolidated balance sheet.
The cash flows associated with the interest rate swaps are classified as operating activities in the consolidated statements of cash flows.

Leidos Holdings, Inc. Annual Report	87

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CASH FLOW HEDGES
We have interest rate swap agreements to hedge the cash flows of $500 million of the variable rate senior unsecured term loan (the “Variable Rate Loan”). These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 2.96%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan.
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
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Total interest expense, net presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$193	$212	$199
Amount recognized in other comprehensive income	5	6	59
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	(11)	(15)	11
We expect to reclassify net gains of $3 million from accumulated other comprehensive loss into earnings during the next 12 months.
Note 13—Debt
Debt consisted of the following:

(in millions)	Stated interest rate	Effective interest rate	January 3, 2025	December 29, 2023
Senior unsecured term loan:
$1,000 million term loan, due March 2028	5.83%	6.00%	$1,000	$1,000
Senior unsecured notes:
$500 million notes, due May 2025	3.63%	3.76%	500	500
$750 million notes, due May 2030	4.38%	4.50%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$250 million notes, due July 2032	7.13%	7.43%	250	250
$750 million notes, due March 2033	5.75%	5.81%	750	750
$300 million notes, due July 2033	5.50%	5.88%	161	161
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	1.84%-6.31%	73	91
Less: unamortized debt discounts and deferred debt issuance costs			(32)	(38)
Total long-term debt			4,670	4,682
Less: current portion			(618)	(18)
Total long-term debt, net of current portion			$4,052	$4,664

88	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TERM LOANS AND REVOLVING CREDIT FACILITY
On March 10, 2023 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and a $1.0 billion senior unsecured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities will mature in March 2028. The Revolving Facility permits two additional one-year extensions subject to lender consent. As of January 3, 2025, and December 29, 2023, there were no borrowings outstanding under the Revolving Facility.
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
SENIOR NOTES
In fiscal 2023, we issued and sold $750 million aggregate principal amount of fixed-rate senior notes (the “Notes”) maturing in March 2033. The Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The annual interest rate for the Notes is 5.75% and is payable on a semi-annual basis. In connection with the issuance of the Notes, $11 million of debt issuance costs and debt discounts were recognized, which were recorded as an offset against the carrying value of debt. The proceeds from the Notes were used to repay all of the outstanding obligations in respect of principal, interest and fees on the $500 million 2.95% notes, due May 2023, and repay $210 million of the outstanding balance on the predecessor $1.9 billion senior unsecured term loan facility, due January 2025, and fund general corporate purposes.
COMMERCIAL PAPER
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes (“Commercial Paper Notes”) not to exceed $1.0 billion. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes will bear either a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of January 3, 2025, and December 29, 2023, we did not have any Commercial Paper Notes outstanding.
COVENANTS
The Credit Facilities, Commercial Paper Notes, senior unsecured notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances.
The financial covenants in the Credit Agreement require that we maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total debt to consolidated EBITDA of not more than 3.75 to 1.00, subject to increases to 4.50 to 1.00 for four fiscal quarters following a material acquisition, and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
We were in compliance with all covenants as of January 3, 2025.

Leidos Holdings, Inc. Annual Report	89

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PRINCIPAL PAYMENTS
Future minimum payments of debt are as follows:

Fiscal Year Ending (in millions)
2025	$618
2026	120
2027	114
2028	705
2029	5
2030 and thereafter	3,140
Total principal payments	4,702
Less: unamortized debt discount and issuance costs	(32)
Total long-term debt	$4,670
Note 14—Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) were as follows:

(in millions)	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
Balance at December 31, 2021	$22	$(41)	$7	$(12)
Other comprehensive income (loss)	(108)	59	(27)	(76)
Taxes	13	(16)	7	4
Reclassification from AOCI	—	11	—	11
Balance at December 30, 2022	(73)	13	(13)	(73)
Other comprehensive income (loss)	36	6	(1)	41
Taxes	(2)	1	—	(1)
Reclassification from AOCI	—	(15)	—	(15)
Balance at December 29, 2023	(39)	5	(14)	(48)
Other comprehensive income (loss)	(64)	5	2	(57)
Taxes	5	2	(1)	6
Reclassification from AOCI	—	(11)	—	(11)
Balance at January 3, 2025	$(98)	$1	$(13)	$(110)
Reclassifications for unrecognized gain (loss) on derivative instruments associated with outstanding debt are recorded in “Interest expense, net” on the consolidated statements of operations. See “Note 12—Derivative Instruments” for more information on our interest rate swap agreements.

90	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15—Composition of Certain Financial Statement Captions

Balance Sheets (in millions)	January 3, 2025	December 29, 2023
Other current assets:
Transition costs and project assets(1)	$93	$101
Other(2)	432	388
	$525	$489
Other long-term assets:
Transition costs and project assets(1)	$16	$37
Long-term deferred tax assets	203	102
Other(2)	305	299
	$524	$438
Accounts payable and accrued liabilities:
Accrued liabilities	$883	$826
Accounts payable	705	736
Deferred revenue	333	442
Other(2)	304	273
	$2,225	$2,277
Accrued payroll and employee benefits:
Accrued vacation	$366	$380
Salaries, bonuses and amounts withheld from employees’ compensation	445	315
	$811	$695
(1)During the year ended January 3, 2025, and December 29, 2023, $328 million and $417 million, respectively, of amortization was recognized related to transition costs and project assets.
(2)Balance represents items that are not individually significant to disclose separately.
Note 16—Earnings Per Share (“EPS”)
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
The weighted average number of shares used to compute basic and diluted EPS attributable to Leidos stockholders were:

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Basic weighted average number of shares outstanding	134	137	137
Dilutive common share equivalents—stock options and other stock awards	2	1	1
Diluted weighted average number of shares outstanding	136	138	138
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total number of outstanding stock options and vesting stock awards that were anti-dilutive was less than 0.5 million for fiscal 2024 and 1 million for both fiscal 2023 and 2022.

Leidos Holdings, Inc. Annual Report	91

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SHARE REPURCHASES
During fiscal 2024 and 2023, we made open market repurchases of our common stock for an aggregate purchase price of $850 million and $225 million, respectively. There were no open market share repurchases in fiscal 2022.
In fiscal 2022, we entered into an Accelerated Share Repurchase agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received 4.8 million shares.
The repurchases were recorded to “Additional paid-in capital” in the consolidated balance sheets. All shares delivered were immediately retired.
Note 17—Stock-Based Compensation
PLAN SUMMARIES
As of January 3, 2025, we had stock-based compensation awards outstanding under the following plans: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended (“ESPP”). We issue new shares upon the vesting of stock units or exercising of stock options under these plans.
The 2017 Omnibus Incentive Plan provides Leidos and its affiliates’ employees, directors and consultants the opportunity to receive various types of stock-based compensation awards, such as stock options, restricted stock units and performance-based awards, as well as cash awards. We grant service-based awards that generally vest or become exercisable 33% a year over three years, 25% a year over four years or cliff vest in three years. As of January 3, 2025, 2.9 million shares of Leidos’ stock were reserved for future issuance under the 2017 Omnibus Incentive Plan and the 2006 Equity Incentive Plan.
We offer eligible employees the opportunity to defer restricted stock units into an equity-based deferred equity compensation plan, the Key Executive Stock Deferral Plan (“KESDP”). Prior to 2013, we offered an additional opportunity for deferrals into the Management Stock Compensation Plan (“MSCP”). Benefits from these plans are payable in shares of Leidos’ stock that are held in a trust for the purpose of funding shares to the plans’ participants. Restricted stock units deferred under the KESDP are counted against the total shares available for future issuance under the 2017 Omnibus Incentive Plan. All awards under the MSCP are fully vested and the plan does not provide for a maximum number of shares available for future issuance.
Our ESPP allows eligible employees to purchase shares of Leidos’ stock at a discount of up to 15% of the fair market value on the date of purchase. During fiscal 2024, 2023 and 2022, the discount was 10% of the fair market value on the date of purchase. During fiscal 2024, 2023 and 2022, $52 million, $48 million and $45 million, respectively, was received from ESPP plan participants for the issuance of Leidos’ stock. A total of 1.9 million shares remain available for future issuance under the ESPP.
Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Total stock-based compensation expense	$85	$77	$73
Tax benefits recognized from stock-based compensation	17	17	16
STOCK OPTIONS
Stock options are granted with exercise prices equal to the fair market value of Leidos’ common stock using the closing price on the business day prior to the grant date and for terms not greater than ten years. Stock options have a term of seven years and a vesting period of three or four years, except for stock options granted to our outside directors, which have a vesting period of the earlier of one year from grant date or the next annual meeting of stockholders following grant date.
The fair value of the stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of the stock option awards to employees are expensed on a straight-line basis over the vesting period of three or four years, except for stock options granted to our outside directors, which is recognized over the vesting period of one year or less.
During fiscal 2024, 2023 and 2022, we used a blended approach to measure expected volatility that is based on our weighted average historical and implied volatility.

92	Leidos Holdings, Inc. Annual Report

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

	Year Ended
	January 3, 2025	December 29, 2023	December 30, 2022
Weighted average grant-date fair value	$35.45	$25.21	$24.67
Expected term (in years)	4.5	4.7	4.7
Expected volatility	28.7%	28.6%	29.5%
Risk-free interest rate	4.1%	4.0%	1.6%
Dividend yield	1.3%	1.4%	1.6%
Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at December 31, 2021	2.1	$65.18	3.5	$54
Options granted	0.3	105.01
Options forfeited or expired	—	92.10
Options exercised	(0.6)	39.26		41
Outstanding at December 30, 2022	1.8	$81.45	3.9	$42
Options granted	0.3	92.71
Options forfeited or expired	—	95.05
Options exercised	(0.2)	53.78		9
Outstanding at December 29, 2023	1.9	$86.22	3.7	$41
Options granted	0.2	130.81
Options forfeited or expired	(0.1)	106.09
Options exercised	(0.8)	80.93		43
Outstanding at January 3, 2025	1.2	$97.53	3.9	$58
Exercisable at January 3, 2025	0.6	$86.05	2.7	$36
Vested and expected to vest in the future as of January 3, 2025	1.2	$97.34	3.9	$58
As of January 3, 2025, there was $6 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.6 years. Tax benefits from stock options exercised for fiscal 2024, 2023 and 2022 were $7 million, $2 million and $9 million, respectively.
RESTRICTED STOCK UNITS AND AWARDS
Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of three or four years based upon required service conditions and in some cases revenue or EPS-based performance conditions.

Leidos Holdings, Inc. Annual Report	93

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock units and awards activity for each of the periods presented was as follows:

(in millions)	Shares of stock under stock awards	Weighted average grant- date fair value
Unvested stock awards at December 31, 2021	1.4	$88.89
Awards granted	0.5	104.78
Awards forfeited	(0.1)	99.38
Awards vested	(0.5)	74.20
Unvested stock awards at December 30, 2022	1.3	$98.52
Awards granted	0.6	95.82
Awards forfeited	(0.1)	97.18
Awards vested	(0.4)	97.65
Unvested stock awards at December 29, 2023	1.4	$97.71
Awards granted	0.5	133.06
Awards forfeited	(0.1)	107.67
Awards vested	(0.6)	94.94
Unvested stock awards at January 3, 2025	1.2	$111.43
As of January 3, 2025, there was $56 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock units, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of restricted stock units that vested in fiscal 2024, 2023 and 2022 was $74 million, $40 million and $52 million, respectively.
PERFORMANCE-BASED STOCK AWARDS
Performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
For awards granted during fiscal 2024, 2023 and 2022, the target number of shares of stock granted under the awards will vest and the stock will be issued at the end of a three-year period based on a three-year cycle performance period and the actual number of shares to be issued will be based upon the achievement of the three-year cycle’s performance criteria. Also, during fiscal 2024, 2023 and 2022, we granted performance-based awards with market conditions. These market conditions grants represent the target number of shares and the actual number of shares to be awarded upon vesting may be higher or lower depending upon the achievement of the relevant market conditions. The target number of shares granted under the market conditions grants will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date.

94	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance-based stock award activity for each of the periods presented was as follows:

(in millions)	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
Unvested at December 31, 2021	0.5	$88.72
Awards granted	0.2	114.98
Awards forfeited	—	103.06
Awards vested	(0.2)	67.79
Unvested at December 30, 2022	0.5	$106.70
Awards granted	0.2	99.34
Awards forfeited	—	104.90
Awards vested	(0.1)	116.37
Unvested at December 29, 2023	0.6	$102.22
Awards granted	0.1	176.69
Awards forfeited	(0.1)	117.15
Awards vested	(0.2)	88.81
Unvested at January 3, 2025	0.4	$123.89
The weighted average grant date fair value for performance-based stock, excluding those with a market condition, during fiscal 2024, 2023 and 2022 was $130.15, $93.90 and $105.07, respectively. The weighted average grant date fair value for performance-based stock with market conditions that were granted during fiscal 2024, 2023 and 2022 was $186.81, $108.38 and $129.42, respectively, and was calculated using the Monte Carlo simulation.
The Monte Carlo simulation assumptions used for the periods presented were as follows:

	Year Ended
	January 3, 2025	December 29, 2023	December 30, 2022
Expected volatility	24.86%	26.35%	33.18%
Risk free rate of return	4.20%	4.33%	1.61%
Weighted average grant date stock price	$130.15	$93.90	$107.67
As of January 3, 2025, there was $24 million of unrecognized compensation cost, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.8 years. The fair value of performance-based stock awards that vested in fiscal 2024, 2023 and 2022 was $16 million, $12 million, and $17 million, respectively.

Leidos Holdings, Inc. Annual Report	95

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18—Income Taxes
The provision for income taxes for the periods presented included the following:

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Current:
Federal	$381	$212	$290
State	84	68	80
Foreign	22	23	33
Deferred:
Federal	(77)	(75)	(169)
State	(13)	(20)	(36)
Foreign	(9)	(13)	(5)
Total	$388	$195	$193
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for the periods presented was as follows:

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Amount computed at the statutory federal income tax rate	$344	$85	$186
State income taxes, net of federal tax benefit	28	26	36
Goodwill	—	104	—
Research and development credits	(25)	(19)	(31)
Excess tax benefits from stock-based compensation	(15)	(2)	(13)
Change in valuation allowance for deferred tax assets	4	3	3
Impact of foreign operations	(5)	(13)	2
Dividends paid to employee stock ownership plan	(2)	(2)	(2)
Change in accruals for uncertain tax positions	39	14	(1)
Other	20	(1)	13
Total	$388	$195	$193
Effective income tax rate	23.7%	48.4%	21.8%
The effective tax rate for fiscal 2024 was favorably impacted primarily by federal research tax credits and lower state income taxes, partially offset by an increase in unrecognized tax benefits. The effective tax rate for fiscal 2023 was unfavorably impacted primarily by non tax deductible goodwill impairments and fiscal 2022 was favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions.

96	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

(in millions)	January 3, 2025	December 29, 2023
Capitalized research and development	$370	$290
Operating lease liabilities	179	156
Accrued vacation and bonuses	85	95
Reserves	39	33
Deferred compensation	42	39
Credits and net operating losses carryovers	46	36
Vesting stock awards	30	29
Deferred revenue	9	—
Accumulated other comprehensive loss	6	—
Other	30	18
Total deferred tax assets	836	696
Valuation allowance	(31)	(27)
Deferred tax assets, net of valuation allowance	$805	$669

Purchased intangible assets	$(361)	$(347)
Operating lease right-of-use assets	(138)	(126)
Property, plant and equipment	(98)	(90)
Deferred revenue	—	(3)
Other	(7)	(4)
Total deferred tax liabilities	(604)	(570)
Net deferred tax assets	$201	$99
At January 3, 2025, we had state net operating losses of $70 million, which we expect to utilize. The losses will begin to expire in fiscal 2029. We had foreign tax credits of $24 million that will begin to expire in fiscal 2030. We expect to utilize $4 million of the foreign tax credits. We also had foreign net operating losses of $57 million, which do not expire. We expect to utilize $30 million of the foreign net operating losses.
Income tax balance sheet items are included in the accompanying consolidated balance sheets as follows:

(in millions)	January 3, 2025	December 29, 2023
Other current assets:
Prepaid income taxes and tax refunds receivable	$86	$40
Other long-term assets:
Deferred tax assets	$203	$102
Accounts payable and accrued liabilities:
Income taxes payable	$21	$3
Other long-term liabilities:
Deferred tax liabilities	$2	$3
Unrecognized tax benefits	$162	$114

Leidos Holdings, Inc. Annual Report	97

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized tax benefits are primarily related to certain recurring deductions customary for our industry. The changes in the unrecognized tax benefits were as follows:

	Year Ended
(in millions)	January 3, 2025	December 29, 2023	December 30, 2022
Unrecognized tax benefits at beginning of year	$110	$92	$2
Additions for tax positions related to current year	81	58	91
Additions for tax positions related to prior years	46	15	—
Reductions for tax positions related to current year	(1)	(1)	—
Reductions for tax positions related to prior years	(59)	(54)	—
Settlements with taxing authorities	(3)	—	—
Lapse of statute of limitations	(1)	—	(1)
Unrecognized tax benefits at end of year	$173	$110	$92
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$57	$15	$—
At January 3, 2025, December 29, 2023, and December 30, 2022, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $173 million, $110 million and $92 million, respectively. At January 3, 2025, $17 million of the balance of unrecognized tax benefits was classified as accounts payable and accrued liabilities, and $156 million was classified as other long-term liabilities on the consolidated balance sheets. At December 29, 2023, and December 30, 2022, the balance of the unrecognized tax benefits were classified as other long-term liabilities on the consolidated balance sheets.
For fiscal 2024, unrecognized tax benefits decreased $16 million for tax positions related to prior years, primarily as a result of resolving uncertainty regarding capitalized research and development costs with the IRS for the tax year ended December 30, 2022, partially offset by an increase in uncertain state tax positions. In addition, unrecognized tax benefits increased $80 million for tax positions related to the current year, primarily as a result of capitalized research and development costs.
At January 3, 2025, and December 29, 2023, accrued interest and penalties totaled $7 million and $4 million, respectively. At December 30, 2022, accrued interest and penalties were immaterial. For fiscal 2024 and 2023, $7 million and $4 million respectively, of interest and penalties were recognized in the Company’s consolidated statements of operations.
We file income tax returns in the United States and various state and foreign jurisdictions. For the years ended December 30, 2022, December 29, 2023, and January 3, 2025, we are participating in the Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”), a real-time audit of our consolidated federal corporate income tax returns. The IRS has completed their examination of our consolidated federal income tax returns through the year ended December 31, 2021. For the years ended January 1, 2021, and December 31, 2021, we were selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant use of IRS resources. We believe that participation in CAP should reduce tax-related uncertainties, if any. Additionally, with a few exceptions, as of January 3, 2025, we were no longer subject to state, local, or foreign examinations by the tax authorities for fiscal years ended on or before January 1, 2021.
During the next 12 months, we expect our balance of unrecognized tax benefits to decrease by $73 million primarily related to capitalized research and development costs. While we believe we have adequate accruals for uncertain tax positions, the tax authorities may determine that we owe taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.
Note 19—Retirement Plans
DEFINED CONTRIBUTION PLANS
We sponsor various defined contribution plans in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and Leidos may also make discretionary contributions. Company contributions were $159 million, $148 million and $145 million for fiscal 2024, 2023 and 2022, respectively.

98	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DEFERRED COMPENSATION PLANS
We maintain three deferred compensation plans, the Keystaff Deferral Plan (“KDP”), the KESDP and the MSCP (the “Deferred Compensation Plans”), for the benefit of certain management or highly compensated employees or members of the Board of Directors. The Deferred Compensation Plans allow eligible participants to elect to defer a portion of their salary, and all or a portion of certain bonuses, including restricted stock unit awards. Directors may also elect to defer their cash compensation in addition to their restricted stock unit awards. Balances in the Deferred Compensation Plans are paid in lump sum or installments upon retirement, termination or the elected specified date.
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
Under the KESDP, eligible participants may elect to defer in share units all or a portion of certain cash bonuses and restricted stock unit awards granted under the previous 2006 Equity Incentive Plan and the current 2017 Omnibus Incentive Plan (see “Note 17—Stock-Based Compensation”). Under the MSCP, restricted stock share units are fully vested and no further deferrals into the plan are made. We do not make any contributions to the accounts of KESDP or MSCP participants. Benefits from the KESDP and MSCP are payable in shares of Leidos common stock held in a rabbi trust for the purpose of funding benefit payments to KESDP and MSCP participants.
DEFINED BENEFIT PLANS
We sponsor two frozen defined benefit pension plans (“the Defined Benefit Plans”), one in the United Kingdom (“UK”) for former employees on an expired customer contract and another assumed as a result of the Gibbs & Cox acquisition.
On May 20, 2022, the trustee of our UK defined benefit pension plan (the “Plan”) invested the assets of the Plan in a bulk purchase annuity policy to fully insure the benefits payable to the members of the Plan. As the buy-in transaction insured the defined benefit obligation, we do not anticipate material future contributions. The bulk purchase annuity policy is structured to enable the Plan to move to a full buy-out, at which time the insurer would become directly responsible for all pension payments and we would be relieved of our obligations under the Plan. At this future date, a settlement loss will be recognized for an amount equal to any unamortized loss associated with the Plan recorded within AOCI and any remaining net plan assets of the Plan will be remitted to the Company. As of January 3, 2025, and December 29, 2023, the unamortized loss within AOCI related to the Plan was $20 million and $21 million, respectively. As of January 3, 2025, and December 29, 2023, the Plan had net assets of $7 million and $8 million, respectively.
The projected benefit obligation of the Defined Benefit Plans as of January 3, 2025, and December 29, 2023, was $88 million and $99 million, respectively. The decrease in the projected benefit obligation was primarily due to assumption changes.
The fair value of the Defined Benefit Plans assets as of January 3, 2025, and December 29, 2023, was $94 million and $103 million, respectively. The decrease was primarily driven by assumption changes to reflect the fair value of the annuity contract. The UK Plan funding status was overfunded $7 million and $8 million as of January 3, 2025, and December 29, 2023, respectively. The Gibbs & Cox defined benefit pension plan funding status was underfunded $1 million and $4 million as of January 3, 2025, and December 29, 2023, respectively. The fair value of the the Defined Benefit Plans' assets has been included within “Other long-term liabilities” and "Other long-term assets" on the consolidated balance sheets.
OTHER
We also sponsor multiemployer defined benefit pension plans and defined contribution plans (401(k) plans) (the “Sponsored Plans”) for employees working on two U.S. government contracts. As part of the contractual agreements, the customers reimburse Leidos for contributions made to these Sponsored Plans as these costs are allowable under government contract cost accounting requirements. If we were to cease being the contractor as a result of a recompetition process, the defined benefit pension plans and related plan assets and liabilities would transfer to the new contractor. If the contract expires or is terminated with no transfer of the pension plan to a successor contractor, any amount by which the plan liabilities exceed plan assets, as of that date, will be reimbursed by the U.S. government customer. Since we are not responsible for the current or future funded status of the pension plans, no assets or liabilities arising from their funded status are recorded in the consolidated financial statements and no amounts associated with these pension plans are included in the defined benefit plan disclosures above.

Leidos Holdings, Inc. Annual Report	99

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20—Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the CODM, currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. The CODM considers segment revenue and operating income to assist with the evaluation of strategic business decisions, including potential acquisitions or divestitures, whether to invest in certain products or services, share repurchases and the declaration of dividends.
Beginning in fiscal 2024, we realigned our business to report in six operating segments, which are aggregated into four reportable segments in accordance with the criteria established under ASC 280: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. Our reportable segments are focused on specific, defined capability sets that we bring to our customers. Additionally, we separately present the unallocated costs associated with corporate functions as Corporate. As a result of this change, prior year segment results have been recast to reflect the current reportable segment structure.
Our National Security & Digital business provides leading-edge and technologically advanced services, solutions and products, as well as mission software capabilities for defense and intelligence customers in the areas of cyber, logistics, security operations and decision analytics. We also deliver IT operations and digital transformation programs across all U.S. federal government customers. Our advanced capabilities include the delivery of technology-enabled services, mission software capabilities and IT modernization services. Our capabilities allow us to provide innovative technology solutions in software development, engineering & design, modeling & simulation, analytics, cyber security, intelligence analysis, linguistics and mission operations.
Our Health & Civil business provides services and solutions to federal and commercial customers in the areas of public health, care coordination, life and environmental sciences and transportation. We are dedicated to delivering effective and affordable solutions that are responsible for the health and well-being of people, including service members and veterans. Our core capabilities include health information management services, managed health services, systems and infrastructure modernization, and life sciences research and development. We help customers achieve their missions and take on the connected world with data-driven insights, improved efficiencies and technological advantages.
Our Commercial & International business delivers a portfolio of products, services, and solutions aimed at securing national assets, modernizing energy and critical infrastructure, and enhancing mission outcomes. Our key customers include Investor-Owned Utilities, government agencies in the United Kingdom and Australia, the Transportation Security Administration, U.S. Customs & Border Protection, as well as airports and ports and borders authorities. We offer a broad range of capabilities, including design and engineering services, security products and solutions, digital modernization, mission software, logistics, and airborne solutions.
Our Defense Systems business addresses threats facing our nation by rapidly prototyping and delivering advanced hardware, software, and integrated systems solutions for the U.S. Department of Defense, Army, Navy, Air Force, Space Force, Marine Corps, United States Special Operations Command, NASA, Defense Advanced Research Projects Agency, intelligence agencies, and international customers. We are heavily engaged in the top defense Research Development Test and Evaluation priorities that are driven by critical evolving threat-driven needs. Defense Systems provides services in the air, land, sea, space and cyberspace environments. The Defense Systems business is dedicated to delivering cost-effective solutions in the space, airborne, land, maritime and cyber domains and supporting critical missions worldwide.
Corporate includes the operations of various corporate activities, certain corporate expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment’s performance.

100	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes business segment information for the periods presented:

	Year Ended January 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$7,365	$5,015	$2,252	$2,030	$16,662
Less:
Direct labor	1,934	951	407	407	3,699
Amortization of intangible assets	23	27	30	67	147
Other segment expense	4,688	2,942	1,711	1,462	10,803
Segment operating income	$720	$1,095	$104	$94	$2,013

Corporate expense					186
Total operating income					$1,827

	Year Ended December 29, 2023
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$7,196	$4,238	$2,126	$1,878	$15,438
Less:
Direct labor	1,838	894	386	378	3,496
Amortization of intangible assets	47	40	37	78	202
Other segment expense	4,639	2,730	2,263	1,357	10,989
Segment operating income (loss)	$672	$574	$(560)	$65	$751

Corporate expense					130
Total operating income					$621

	Year Ended December 30, 2022
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$6,745	$3,945	$1,900	$1,806	$14,396
Less:
Direct labor	1,699	825	322	368	3,214
Amortization of intangible assets	57	48	35	89	229
Other segment expense	4,383	2,624	1,412	1,338	9,757
Segment operating income	$606	$448	$131	$11	$1,196

Corporate expense					108
Total operating income					$1,088
The statement of operations performance measures used to evaluate segment performance are revenues and operating income. As a result, “Interest expense, net,” “Other income (expense), net,” and “Income tax expense,” as reported in the consolidated financial statements are not allocated to our segments.
Other segment expenses include direct program costs such as materials and subcontractor expenses, as well as allocable indirect costs such as depreciation and Corporate compensation expenses, but excludes direct labor which is separately presented above. The Health & Civil and Defense Systems segments also include equity earnings of non-consolidated subsidiaries within operating income.

Leidos Holdings, Inc. Annual Report	101

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We generated approximately 87% of our total revenues in both fiscal 2024 and 2023, and 86% in fiscal 2022 from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 48% of our total revenues for fiscal 2024 and 49% of total revenues for fiscal 2023 and 44% of total revenues for fiscal 2022.
Revenues generated by entities outside of the United States were approximately 8% in both fiscal 2024 and 2022, and 9% in fiscal 2023. As such, additional financial information by geographic location is not presented.
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
Defense Contract Audit Agency
As of January 3, 2025, active indirect cost audits by the DCAA remain open for fiscal 2022 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed estimates, our profitability may be adversely affected. As of January 3, 2025, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
Other Government Investigations and Reviews
Through its internal processes, the Company discovered, in late 2021, activities by its employees, third party representatives and subcontractors, raising concerns related to a portion of our business that conducts international operations. The Company conducted an internal investigation, overseen by an independent committee of the Board of Directors, with the assistance of external legal counsel, to determine whether the identified conduct may have violated the Company’s Code of Conduct and potentially applicable laws, including the U.S. Foreign Corrupt Practices Act. The Company voluntarily self-reported this investigation to the Department of Justice and the Securities and Exchange Commission and cooperated with both agencies. In December 2024, the Company received notification from the U.S. Department of Justice that it had closed its inquiry. While the Company has engaged with the SEC, the Company cannot anticipate the timing, outcome or possible impact of an SEC investigation, although violations of applicable laws may result in civil sanctions, including monetary penalties, and reputational damage.
In February 2023, a former employee of the Company who was terminated at the outset of the investigation was indicted on wire fraud and other charges by a Federal Grand Jury in the U.S. District Court in the Southern District of California. These charges were later dismissed as a result of the death of the former employee.

102	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Commitments
As of January 3, 2025, we have outstanding letters of credit of $61 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $121 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of January 3, 2025, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending (in millions)
2025	$129
2026	16
2027	14
2028	14
2029	7
2030 and thereafter	2
$182

Leidos Holdings, Inc. Annual Report	103

PART II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 3, 2025. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (“SEC”). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred in the fourth quarter of the period ended January 3, 2025, covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of January 3, 2025, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.
February 11, 2025

104	Leidos Holdings, Inc. Annual Report

PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of January 3, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2025, of the Company and our report dated February 11, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
McLean, Virginia
February 11, 2025

Leidos Holdings, Inc. Annual Report	105

PART II
Item 9B. Other Information
RULE 10B5-1 TRADING ARRANGEMENT
During the three months ended January 3, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

106	Leidos Holdings, Inc. Annual Report

PART III
Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1–Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended January 3, 2025, which required information is incorporated by reference into this Annual Report on Form 10-K.
We have a code of conduct that applies to our principal executive officer and our senior financial officers. A copy of our code of conduct is available on the Investor Relations section of our website free of charge at www.leidos.com by clicking on the links entitled “Investors” then “Governance” then "Documents & Charters" and then “Code of Conduct.” Documents available under “Governance” in the Investor Relations section of our website also include our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, and charters for the Audit and Finance Committee, Human Resources and Compensation Committee, Corporate Governance and Ethics Committee, and Technology and Information Security Committee of the Board of Directors.
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of business ethics by posting such information on our website. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
Our Insider Trading Policy (the “Insider Trading Policy”) sets forth the general rules that our directors, executive officers and employees must follow with respect to transactions in our securities to promote compliance with insider trading laws, rules and regulations. This description of the Insider Trading Policy is qualified in its entirety by reference to the full text of the Insider Trading Policy, which is filed hereto as Exhibit 19.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2025 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended January 3, 2025, which required information is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2025 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended January 3, 2025, which required information is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report	107

PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2025 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended January 3, 2025, which required information is incorporated by reference into this Annual Report on Form 10-K.
Information with respect to our equity compensation plans as of January 3, 2025, is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,862,703	(2)	$97.53	(3)	7,996,467	(4)
Equity compensation plans not approved by security holders (5)	—		—		—
Total	2,862,703	(2)	$97.53	(3)	7,996,467
(1)The following equity compensation plans approved by security holders are included in this plan category: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended.
(2)Represents (i) 1,693,633 shares of Leidos common stock reserved for future issuance for service-based awards and performance and market-based awards assuming achievement of the target level of performance for unearned performance and market-based awards (does not include an additional 364,885 shares if the maximum level of performance is achieved) and other stock awards under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan, (ii) 3,723 shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 1,169,070 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.
(3)Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights.
(4)Represents 6,061,764 and 1,934,703 shares of Leidos common stock under the 2017 Omnibus Incentive Plan and 2006 Employee Stock Purchase Plan, respectively. The maximum number of shares initially available for issuance under the 2017 Omnibus Incentive Plan was 7.5 million. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. The 2006 Employee Stock Purchase Plan was amended in September 2016 to provide that the maximum number of shares available for issuance thereunder is 5.0 million. Those shares that are issued under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full.
(5)The Management Stock Compensation Plan has not been approved by security holders and is included in this plan category. This plan does not provide for a maximum number of shares available for future issuance. For further information on this plan, see “Note 17—Stock-Based Compensation” of the notes to the consolidated financial statements contained within Part II of this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2025 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended January 3, 2025, which required information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2025 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended January 3, 2025, which required information is incorporated by reference into this Annual Report on Form 10-K.

108	Leidos Holdings, Inc. Annual Report

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of the report:
1.Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.
3.Exhibits

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

4.5	Form of 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.6	Form of 4.375% Senior Notes due 2030. Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.7
Indenture relating to the 2.300% Senior Notes due 2031, dated as of October 8, 2020 among Leidos, Inc., Leidos Holdings, Inc, as guarantor, and Citibank, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2020.

Leidos Holdings, Inc. Annual Report	109

PART IV

Exhibit Number	Description of Exhibit
4.8	Form of 2.300% Senior Notes due 2031. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 9, 2020.

4.9	Officers’ Certificate of Leidos, Inc., dated as of February 28, 2023. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2023.

4.10
Form of Global Note representing Leidos, Inc.’s 5.750% Notes due 2033. Included in Exhibit 4.11 and incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 28, 2023.

4.11	Description of Common Stock. Incorporated by reference to Exhibit 4.13 to our Annual Report on Form 10-K filed with the SEC on February 23, 2021.

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.2 *	Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on February 14, 2023.

10.3*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.4*	Amended and Restated Leidos, Inc.’s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.5*	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.6*	Amended and Restated Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017.

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

10.14*
Form of Performance Share Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into on or after April 3, 2015). Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

110	Leidos Holdings, Inc. Annual Report

PART IV

Exhibit Number	Description of Exhibit
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

10.17*
Form of Performance Share Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan (for Performance Share Award Agreements granted on March 3, 2017). Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2017.

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

10.21*
Form of Notice of Grant of Performance Share Awards for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed with the SEC on February 13, 2024.

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

Leidos Holdings, Inc. Annual Report	111

PART IV

Exhibit Number	Description of Exhibit
10.29
Consulting Employee Agreement, dated January 17, 2024, between Leidos Holdings, Inc. and Jerald S. Howe, Jr. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 17, 2024.

19	Insider Trading Policy

21	Subsidiaries of the Registrant.

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Leidos Holdings, Inc.’s Financial Restatement Compensation Clawback Policy. Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on February 13, 2024.

101	Interactive Data File.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Executive Compensation Plans and Arrangements
**    Paper filing
†    Confidential treatment has been granted with respect to certain portions of these exhibits
Item 16. Form 10-K Summary
None.

112	Leidos Holdings, Inc. Annual Report

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer
Dated: February 11, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Leidos Holdings, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Bell	Principal Executive Officer	February 11, 2025
Thomas A. Bell

/s/ Christopher R. Cage	Principal Financial Officer	February 11, 2025
Christopher R. Cage

/s/ Daniel A. Atkinson	Principal Accounting Officer	February 11, 2025
Daniel A. Atkinson

/s/ Gregory R. Dahlberg	Director	February 11, 2025
Gregory R. Dahlberg

/s/ David G. Fubini	Director	February 11, 2025
David G. Fubini

/s/ Noel B. Geer	Director	February 11, 2025
Noel B. Geer

/s/ Tina W. Jonas	Director	February 11, 2025
Tina W. Jonas

/s/ Robert C. Kovarik, Jr.	Director	February 11, 2025
Robert C. Kovarik, Jr.

/s/ Harry M. J. Kraemer, Jr.	Director	February 11, 2025
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	February 11, 2025
Gary S. May

/s/ Surya N. Mohapatra	Director	February 11, 2025
Surya N. Mohapatra

/s/ Nancy A. Norton	Director	February 11, 2025
Nancy A. Norton

/s/ Patrick M. Shanahan	Director	February 11, 2025
Patrick M. Shanahan

/s/ Robert S. Shapard	Director	February 11, 2025
Robert S. Shapard

/s/ Susan M. Stalnecker	Director	February 11, 2025
Susan M. Stalnecker

Leidos Holdings, Inc. Annual Report	113