Form 10-Q
period 2025-04-04
Leidos Holdings, Inc.
filed 2025-05-06
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of April 29, 2025, was 128,718,872 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC. FORM 10-Q

Part I—Financial Information
Item 1. Financial Statements
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except share and per share data)	April 4, 2025	January 3, 2025
Assets:
Cash and cash equivalents	$842	$849
Receivables, net	2,906	2,645
Inventory, net	347	315
Other current assets	454	525
Total current assets	4,549	4,334
Property, plant and equipment, net	977	991
Intangible assets, net	489	517
Goodwill	6,098	6,084
Operating lease right-of-use assets, net	541	560
Other long-term assets	543	524
Total assets	$13,197	$13,010
Liabilities:
Accounts payable and accrued liabilities	$2,178	$2,131
Accrued payroll and employee benefits	664	811
Current portion of long-term debt	119	618
Total current liabilities	2,961	3,560
Long-term debt, net of current portion	5,014	4,052
Operating lease liabilities	603	621
Other long-term liabilities	317	317
Total liabilities	8,895	8,550
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 128,715,893 and 131,163,899 shares issued and outstanding at April 4, 2025, and January 3, 2025, respectively	—	—
Additional paid-in capital	619	1,112
Retained earnings	3,721	3,410
Accumulated other comprehensive loss	(83)	(110)
Total Leidos stockholders’ equity	4,257	4,412
Non-controlling interest	45	48
Total stockholders' equity	4,302	4,460
Total liabilities and stockholders' equity	$13,197	$13,010
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	1

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(unaudited; in millions, except per share data)	April 4, 2025	March 29, 2024
Revenues	$4,245	$3,975
Cost of revenues	3,488	3,337
Selling, general and administrative expenses	230	226
Acquisition, integration and restructuring costs	4	4
Equity earnings of non-consolidated subsidiaries	(7)	(7)
Operating income	530	415
Non-operating income (expense):
Interest expense, net	(49)	(49)
Other (expense) income, net	(3)	2
Income before income taxes	478	368
Income tax expense	(113)	(85)
Net income	365	283
Less: net income (loss) attributable to non-controlling interest	2	(1)
Net income attributable to Leidos common stockholders	$363	$284

Earnings per share:
Basic	$2.79	$2.09
Diluted	2.77	2.07
See accompanying notes to condensed consolidated financial statements.

2	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(unaudited; in millions)	April 4, 2025	March 29, 2024
Net income	$365	$283
Foreign currency translation adjustments	28	(27)
Unrecognized (loss) gain on derivative instruments	(1)	2
Pension adjustments	—	1
Total other comprehensive income (loss), net of taxes	27	(24)
Comprehensive income	392	259
Less: net income (loss) attributable to non-controlling interest	2	(1)
Comprehensive income attributable to Leidos common stockholders	$390	$260
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	3

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at January 3, 2025	131	$1,112	$3,410	$(110)	$4,412	$48	$4,460
Net income	—	—	363	—	363	2	365
Other comprehensive income, net of taxes	—	—	—	27	27	—	27
Issuances of stock	1	17	—	—	17	—	17
Repurchases of stock and other	(3)	(531)	—	—	(531)	—	(531)
Dividends of $0.40 per share	—		(52)	—	(52)	—	(52)
Stock-based compensation	—	21	—	—	21	—	21
Net capital distributions to non-controlling interest	—	—	—	—	—	(5)	(5)
Balance at April 4, 2025	129	$619	$3,721	$(83)	$4,257	$45	$4,302

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at December 29, 2023	136	$1,885	$2,364	$(48)	$4,201	$57	$4,258
Net income (loss)	—	—	284	—	284	(1)	283
Other comprehensive loss, net of taxes	—	—	—	(24)	(24)	—	(24)
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(184)	—	—	(184)	—	(184)
Dividends of $0.38 per share	—	—	(53)	—	(53)	—	(53)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 29, 2024	135	$1,735	$2,595	$(72)	$4,258	$55	$4,313
See accompanying notes to condensed consolidated financial statements.

4	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(unaudited; in millions)	April 4, 2025	March 29, 2024
Cash flows from operations:
Net income	$365	$283
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	69	69
Stock-based compensation	21	20
Deferred income taxes	(24)	(25)
Other	(1)	(6)
Change in assets and liabilities
Receivables	(246)	(281)
Other current assets and other long-term assets	(27)	(35)
Accounts payable and accrued liabilities and other long-term liabilities	(72)	(51)
Accrued payroll and employee benefits	(148)	48
Income taxes receivable/payable	121	91
Net cash provided by operating activities	58	113
Cash flows from investing activities:
Payments for property, equipment and software	(22)	(17)
Other	—	5
Net cash used in investing activities	(22)	(12)
Cash flows from financing activities:
Proceeds from debt issuance	997	—
Repayments of borrowings	(529)	(4)
Payments for debt issuance costs	(7)	—
Dividend payments	(53)	(53)
Repurchases of stock and other	(528)	(183)
Proceeds from issuances of stock	15	13
Net capital distributions to non-controlling interests	(5)	(1)
Net cash used in financing activities	(110)	(228)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	7	(4)
Net decrease in cash, cash equivalents and restricted cash	(67)	(131)
Cash, cash equivalents and restricted cash at beginning of period	991	792
Cash, cash equivalents and restricted cash at end of period	924	661
Less: restricted cash at end of period	82	114
Cash and cash equivalents at end of period	$842	$547
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	5

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Three Months Ended
(unaudited; in millions)	April 4, 2025	March 29, 2024
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$(4)	$2
Cash paid for interest	51	61
Non-cash investing activity:
Property, plant and equipment additions	$—	$35
See accompanying notes to condensed consolidated financial statements.

6	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1–Basis of Presentation and Summary of Significant Accounting Policies
NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos, is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 47,000 global employees, Leidos' customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Unless indicated otherwise, references to "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We changed our Cash and Cash Equivalents policy to exclude outstanding payments from “Cash and cash equivalents” on the condensed consolidated balance sheets. Prior year financial information has been updated to conform to our current presentation on the condensed consolidated balance sheet and condensed consolidated statement of cash flows. See the Cash and Cash Equivalents section below for further discussion of the change and the impact on the financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on February 11, 2025.

Leidos Holdings, Inc.	7

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
Changes in estimates on contracts were as follows:

	Three Months Ended
(in millions, except per share data)	April 4, 2025	March 29, 2024
Favorable impact	$53	$25
Unfavorable impact	(23)	(25)
Net impact to income before income taxes	$30	$—

Impact on diluted EPS attributable to Leidos common stockholders	$0.17	$—
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
We recognized revenue of $27 million and reduced revenue by $2 million from performance obligations satisfied in previous periods for the three months ended April 4, 2025, and March 29, 2024, respectively. The changes primarily relate to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
CASH AND CASH EQUIVALENTS
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Effective as of the first quarter of fiscal 2025, we changed our policy to exclude outstanding payments from “Cash and cash equivalents” on the condensed consolidated balance sheets. To reflect the change in accounting policy, we recast "Cash and cash equivalents" and "Accounts payable and accrued liabilities" on the condensed consolidated balance sheet as of of January 3, 2025, reducing both balances by $94 million from the previously

8	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
reported amounts. The recast of the condensed consolidated statement of cash flows for the three months ended March 29, 2024, resulted in an increase of $50 million to net cash provided by operations. Net cash provided by operations on the condensed consolidated statement of cash flows for the three months ended April 4, 2025, was not materially impacted by the change in accounting policy.
We believe this presentation enhances the usefulness of financial reporting and enhances comparability to align with industry practice. There is no impact to our condensed consolidated statements of operations, including EPS, condensed consolidated statements of comprehensive income, or condensed consolidated statements of equity. All periods presented have been adjusted.
RESTRICTED CASH
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $82 million and $141 million at April 4, 2025, and January 3, 2025, respectively.
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
As of April 4, 2025, we had $17 billion of RPO and expect to recognize approximately 65% and 81% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
DISAGGREGATION OF REVENUES
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended April 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$1,326	$269	$10	$454	$2,059
Other U.S. government agencies(1)	516	999	97	24	1,636
Commercial and non-U.S. customers	25	18	460	30	533
Total	$1,867	$1,286	$567	$508	$4,228

	Three Months Ended March 29, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$1,221	$257	$10	$425	$1,913
Other U.S. government agencies(1)	525	917	73	22	1,537
Commercial and non-U.S. customers	33	16	425	27	501
Total	$1,779	$1,190	$508	$474	$3,951
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

Leidos Holdings, Inc.	9

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregated revenues by contract-type were as follows:

	Three Months Ended April 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$1,013	$471	$95	$309	$1,888
Firm-fixed-price	497	759	359	154	1,769
Time-and-materials and fixed-price-level-of-effort	357	56	113	45	571
Total	$1,867	$1,286	$567	$508	$4,228

	Three Months Ended March 29, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$946	$447	$85	$301	$1,779
Firm-fixed-price	492	690	319	139	1,640
Time-and-materials and fixed-price-level-of-effort	341	53	104	34	532
Total	$1,779	$1,190	$508	$474	$3,951
Disaggregated revenues by geographic location were as follows:

	Three Months Ended April 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$1,859	$1,285	$238	$499	$3,881
International	8	1	329	9	347
Total	$1,867	$1,286	$567	$508	$4,228

	Three Months Ended March 29, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$1,770	$1,189	$208	$468	$3,635
International	9	1	300	6	316
Total	$1,779	$1,190	$508	$474	$3,951
Revenues by customer-type, contract-type and geographic location exclude lease income of $17 million and $24 million for the three months ended April 4, 2025, and March 29, 2024, respectively.

10	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The components of contract assets and contract liabilities consisted of the following:

(in millions)	Balance sheet line item	April 4, 2025	January 3, 2025
Contract assets - current:
Unbilled receivables	Receivables, net	$865	$842
Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$368	$333
Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$8	$10
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The increase in unbilled receivables was primarily due revenue recognized on certain contracts, partially offset the timing of billings on certain contracts. The increase in deferred revenue was primarily due to the timing of advanced payments from customers, offset by revenue recognized during the period.
For the three months ended April 4, 2025, $137 million of revenue recognized was included as a contract liability at January 3, 2025. For the three months ended March 29, 2024, $157 million of revenue recognized was included as a contract liability at December 29, 2023.
Note 3–Acquisitions, Goodwill and Intangible Assets
BUSINESS ACQUISITION
On March 10, 2025, we entered into a definitive agreement to acquire a full spectrum cyber company for a preliminary purchase price of $300 million, subject to working capital and other customary adjustments. The transaction is expected to be completed in the second quarter of 2025, subject to the satisfaction or waiver of customary closing conditions. The company develops offensive and defensive cyber platforms and other solutions for the U.S. Government.
GOODWILL
The following table presents changes in the carrying amount of goodwill by reportable segment:

(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Goodwill at December 29, 2023(1)	$2,758	$1,366	$800	$1,188	$6,112
Foreign currency translation adjustments	—	—	(28)	—	(28)
Goodwill at January 3, 2025(1)	2,758	1,366	772	1,188	6,084
Foreign currency translation adjustments	—	—	14	—	14
Goodwill at April 4, 2025(1)	$2,758	$1,366	$786	$1,188	$6,098
(1) Carrying amount includes accumulated impairment loss of $596 million within the Commercial & International segment.

Leidos Holdings, Inc.	11

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
During the three months ended April 4, 2025, and March 29, 2024, there were no impairments to goodwill.
INTANGIBLE ASSETS
Intangible assets, net consisted of the following:

	April 4, 2025			January 3, 2025
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Programs	$1,687	$(1,317)	$370	$1,686	$(1,293)	$393
Software and technology	262	(171)	91	261	(165)	96
Customer relationships	53	(29)	24	52	(28)	24
Total finite-lived intangible assets	2,002	(1,517)	485	1,999	(1,486)	513
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$2,006	$(1,517)	$489	$2,003	$(1,486)	$517
Amortization expense was $30 million and $37 million for the three months ended April 4, 2025, and March 29, 2024, respectively.
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
The estimated annual amortization expense as of April 4, 2025, was as follows:

Fiscal year ending (in millions)
2025 (remainder of year)	$90
2026	98
2027	72
2028	62
2029	53
2030 and thereafter	110
$485

12	Leidos Holdings, Inc.

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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	April 4, 2025		January 3, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Derivatives	$3	$3	$4	$4
As of April 4, 2025, and January 3, 2025, our derivatives primarily consisted of the cash flow interest rate swaps on $500 million of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the one-month Secured Overnight Financing Rate ("SOFR") rate as of April 4, 2025, and January 3, 2025 (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. As of April 4, 2025, and January 3, 2025, the carrying value of our notes receivable of $16 million approximates fair value as the stated interest rates within the agreements are consistent with the current market rates for similar instruments (Level 2 inputs). Our notes receivable are included within “Other current assets” and "Other long-term assets" on the condensed consolidated balance sheets.
As of April 4, 2025, and January 3, 2025, the fair value of debt was $5.1 billion and $4.5 billion, respectively, and the carrying amount was $5.1 billion and $4.7 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements and our credit rating (Level 2 inputs).
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
The fair value of the interest rate swaps was as follows:

(in millions)	Balance sheet line item	April 4, 2025	January 3, 2025
Cash flow interest rate swaps	Other current assets	$3	$4
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.

Leidos Holdings, Inc.	13

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
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended
(in millions)	April 4, 2025	March 29, 2024
Total interest expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$49	$49
Amount recognized in other comprehensive income	—	5
Amount reclassified from accumulated other comprehensive loss to interest expense, net	(1)	(3)
We expect to reclassify net gains of $2 million from accumulated other comprehensive loss into earnings during the next 12 months.
Note 6–Debt
Our debt consisted of the following:

(in millions)	Stated interest rate	Effective interest rate	April 4, 2025	January 3, 2025
Senior unsecured term loan:
$1,000 million term loan, due March 2028	5.67%	5.84%	$975	$1,000
Senior unsecured notes:
$500 million notes, due May 2025	3.63%	3.76%	—	500
$750 million notes, due May 2030	4.38%	4.50%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$500 million notes, due March 2032	5.40%	5.42%	500	—
$250 million notes, due July 2032	7.13%	7.43%	250	250
$750 million notes, due March 2033	5.75%	5.81%	750	750
$300 million notes, due July 2033	5.50%	5.88%	161	161
$500 million notes, due March 2035	5.50%	5.55%	500	—
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	1.84%-6.31%	69	73
Less: unamortized debt discounts and deferred debt issuance costs			(40)	(32)
Total long-term debt			5,133	4,670
Less current portion			(119)	(618)
Total long-term debt, net of current portion			$5,014	$4,052

14	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
REVOLVING CREDIT FACILITY
We have a $1.0 billion senior unsecured revolving facility (the “Revolving Facility”). The Revolving Facility will mature in March 2028 and is subject to an annual commitment fee rate of 0.125% on the unused credit availability and permits two additional one-year extensions subject to lender consent. Principal payments are made quarterly, with the majority of the principal due at maturity. As of April 4, 2025, and January 3, 2025, there were no borrowings outstanding under the Revolving Facility.
SENIOR NOTES
On February 20, 2025, we issued and sold $500 million senior notes maturing in March 2032 (the "2032 Notes") and $500 million senior notes maturing in March 2035 (the "2035 Notes", and together with the 2032 Notes, the "Notes"). The Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The annual interest rates for the 2032 Notes and the 2035 Notes are 5.40% and 5.50%, respectively, and the interest is payable on a semi-annual basis. In connection with the issuance of the Notes, $10 million of debt issuance costs and discount were recognized, which were recorded as an offset against the carrying value of debt. The proceeds from the Notes were used to retire the $500 million senior unsecured notes due May 2025 and repurchase $500 million outstanding shares of common stock in connection with the Accelerated Share Repurchase ("ASR") agreement (see "Note 8–Earnings Per Share").
COMMERCIAL PAPER
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $1.0 billion. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of April 4, 2025, and January 3, 2025, we did not have any Commercial Paper Notes outstanding.
COVENANTS
The senior unsecured term loan, senior unsecured notes and Revolving Facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances.
The financial covenants in the Revolving Facility and the senior unsecured term loan require that we maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total debt to consolidated EBITDA of not more than 3.75 to 1.00, subject to increases to 4.50 to 1.00 for four fiscal quarters following a material acquisition, and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
We were in compliance with all financial covenants as of April 4, 2025.
PRINCIPAL PAYMENTS
Future minimum payments of debt are as follows:

Fiscal Year Ending (in millions)
2025 (remainder of year)	$90
2026	120
2027	114
2028	705
2029	5
2030 and thereafter	4,139
Total principal payments	5,173
Less: unamortized debt discount and issuance costs	(40)
Total long-term debt	$5,133

Leidos Holdings, Inc.	15

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

(in millions)	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
Balance at December 29, 2023	$(39)	$5	$(14)	$(48)
Other comprehensive income (loss)	(64)	5	2	(57)
Taxes	5	2	(1)	6
Reclassification from AOCI	—	(11)	—	(11)
Balance at January 3, 2025	(98)	1	(13)	(110)
Other comprehensive income	30	—	—	30
Taxes	(2)	—	—	(2)
Reclassification from AOCI	—	(1)	—	(1)
Balance at April 4, 2025	$(70)	$—	$(13)	$(83)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of operations.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
(in millions)	April 4, 2025	March 29, 2024
Basic weighted average number of shares outstanding	130	136
Dilutive common share equivalents—stock options and other stock awards	1	1
Diluted weighted average number of shares outstanding	131	137
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were less than 0.5 million for the three months ended April 4, 2025, and 1 million for the three months ended March 29, 2024.
On February 20, 2025, we entered into an ASR agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received an initial delivery of 3 million shares at an average price of $131.50 per share. The purchase was recorded to "Additional paid-in capital" in the condensed consolidated balance sheets. All shares delivered were immediately retired. The final number of shares to be repurchased will be based on the company's volume-weighted average share price during the term of the agreement, less a discount. The ASR is expected to be completed in the second quarter of 2025.
During the three months ended March 29, 2024, we made open market repurchases of our common stock for an aggregate purchase price of $150 million. All shares repurchased were immediately retired. There were no open market share repurchases during the three months ended April 4, 2025.
Note 9–Income Taxes
For the three months ended April 4, 2025, the effective tax rate was 23.6% compared to 23.1% for the three months ended March 29, 2024. The increase to the effective tax rate was primarily due to a decrease in excess tax benefits related to employee stock-based payment transactions.

16	Leidos Holdings, Inc.

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
The following table summarizes business segment information for the periods presented:

	Three Months Ended April 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$1,878	$1,291	$568	$508	$4,245
Less:
Direct labor	503	244	103	109	959
Amortization of intangible assets	5	6	7	12	30
Other segment expense	1,185	742	421	353	2,701
Segment operating income	$185	$299	$37	$34	$555

Corporate expense					25
Total operating income					$530

	Three Months Ended March 29, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$1,793	$1,199	$509	$474	$3,975
Less:
Direct labor	479	236	100	101	916
Amortization of intangible assets	6	6	8	17	37
Other segment expense	1,133	735	367	335	2,570
Segment operating income	$175	$222	$34	$21	$452

Corporate expense					37
Total operating income					$415
The statement of operations performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other (expense) income, net" and "Income tax expense" as reported in the condensed consolidated statements of operations are not allocated to our segments.
Other segment expenses include direct program costs such as material and subcontractor expenses, as well as allocable indirect costs such as depreciation and Corporate compensation expenses, but excludes direct labor which is separately presented above. The Health & Civil and Defense Systems segments also include equity earnings of non-consolidated subsidiaries within operating income.
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
Asset information by segment is not a key measure of performance used by the CODM.

Leidos Holdings, Inc.	17

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
Defense Contract Audit Agency
As of April 4, 2025, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2022 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of April 4, 2025, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
Other Government Investigations and Reviews
As previously disclosed, the Company voluntarily self-reported to the Department of Justice and the Securities and Exchange Commission an investigation related to activities by its employees, third party representatives and subcontractors, raising concerns related to a portion of our business that conducts international operations, and has cooperated with both agencies. In December 2024, the Company received notification from the U.S. Department of Justice that it had closed its inquiry. While the Company has engaged with the SEC, the Company cannot anticipate the timing, outcome or possible impact of an SEC investigation, although violations of applicable laws may result in civil sanctions, including monetary penalties, and reputational damage.
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
COMMITMENTS
As of April 4, 2025, we have outstanding letters of credit of $57 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $149 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.

18	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of April 4, 2025, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending (in millions)
2025 (remainder of year)	$125
2026	16
2027	42
2028	14
2029	7
2030 and thereafter	2
$206

Leidos Holdings, Inc.	19

PART I—FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Leidos Holdings, Inc.'s ("Leidos") financial condition, results of operations, and quantitative and qualitative discussion about business environment and trends should be read in conjunction with Leidos' condensed consolidated financial statements and related notes.
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
OVERVIEW
Leidos is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 47,000 global employees, we bring domain-specific capabilities, technologies and insights to customers in each of these markets by leveraging seven technical core capabilities: trusted mission artificial intelligence, cyber operations, digital modernization, mission software systems, integrated systems, mission operations, and rapid prototyping and manufacturing. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, National Aeronautics and Space Administration and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses.
BUSINESS ENVIRONMENT AND TRENDS
U.S. GOVERNMENT MARKETS
During both of the three months ended April 4, 2025, and March 29, 2024, we generated approximately 87% of total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
The federal government is currently operating under a continuing resolution that runs through September 30, 2025. Key congressional and administrative initiatives under consideration include tax reform, energy policy measures and investments in defense and border security.
The Department of Government Efficiency, established under the current administration aims to streamline federal operations and reduce expenditures which have resulted in contract cancellations, modifications and stop work orders. As a company, Leidos remains aligned with the administration's efforts to drive efficiency in government agencies and operations, while increasing the quality of mission outcomes.

20	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
INTERNATIONAL MARKETS
Sales to customers in international markets represented approximately 8% of total revenues for both of the three months ended April 4, 2025, and March 29, 2024. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
Changes in international trade policies, including higher tariffs on imported goods and materials, may increase the cost of certain goods necessary to fulfill our contractual requirements and for internal purposes. We expect to recover certain portions of the increase to the cost of goods through contractual measures. While we continue to evaluate the impact of the higher tariffs, we currently do not expect them to have a significant effect on our business.
RESULTS OF OPERATIONS
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended
(dollars in millions)	April 4, 2025	March 29, 2024	Percent change
Revenues	$4,245	$3,975	6.8%
Operating income	530	415	27.7%
Non-operating expense, net	(52)	(47)	10.6%
Income before income taxes	478	368	29.9%
Income tax expense	(113)	(85)	32.9%
Net income	365	283	29.0%
Net income attributable to Leidos common stockholders	$363	$284	27.8%
Operating margin	12.5%	10.4%
SEGMENT AND CORPORATE RESULTS

	Three Months Ended
National Security & Digital (dollars in millions)	April 4, 2025	March 29, 2024	Percent change
Revenues	$1,878	$1,793	4.7%
Operating income	185	175	5.7%
Operating margin	9.9%	9.8%
The increase in revenues and operating income for the three months ended April 4, 2025, as compared to the three months ended March 29, 2024, was primarily attributable to a net increase in volumes on certain programs and program wins, partially offset by the completion of certain contracts.

Leidos Holdings, Inc.	21

PART I—FINANCIAL INFORMATION

	Three Months Ended
Health & Civil (dollars in millions)	April 4, 2025	March 29, 2024	Percent change
Revenues	$1,291	$1,199	7.7%
Operating income	299	222	34.7%
Operating margin	23.2%	18.5%
The increase in revenues and operating income for the three months ended April 4, 2025, as compared to the three months ended March 29, 2024, was primarily attributable to a net increase in volumes and case complexity within the managed health services business.

	Three Months Ended
Commercial & International (dollars in millions)	April 4, 2025	March 29, 2024	Percent change
Revenues	$568	$509	11.6%
Operating income	37	34	8.8%
Operating margin	6.5%	6.7%
The increase in revenues and operating income for the three months ended April 4, 2025, as compared to the three months ended March 29, 2024, was primarily attributable to a net increase in volumes and program wins, partially offset by the completion of certain programs.

	Three Months Ended
Defense Systems (dollars in millions)	April 4, 2025	March 29, 2024	Percent change
Revenues	$508	$474	7.2%
Operating income	34	21	61.9%
Operating margin	6.7%	4.4%
The increase in revenues for the three months ended April 4, 2025, as compared to the three months ended March 29, 2024, was primarily attributable to program wins, partially offset by the completion of certain contracts.
The increase in operating income for the three months ended April 4, 2025, as compared to the three months ended March 29, 2024, was primarily attributable to program wins and a decrease in amortization expense.

	Three Months Ended
Corporate (dollars in millions)	April 4, 2025	March 29, 2024	Percent change
Operating loss	$(25)	$(37)	(32.4%)
The decrease in operating loss for the three months ended April 4, 2025, as compared to the three months ended March 29, 2024, was primarily attributable to decreased general and administrative expenses and legal fees.
NON-OPERATING EXPENSE, NET
Non-operating expense, net for the three months ended April 4, 2025, was $52 million as compared to $47 million for the three months ended March 29, 2024. The increase was primarily driven by unfavorable exchange rate movements.

22	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
PROVISION FOR INCOME TAXES
For the three months ended April 4, 2025, our effective tax rate was 23.6% compared to 23.1% for the three months ended March 29, 2024. The increase to the effective tax rate was primarily due to a decrease in excess tax benefits related to employee stock-based payment transactions.
In December 2021, the Organization for Economic Cooperation and Development enacted model rules for a new 15% global minimum tax framework (“Pillar Two”). Many governments around the world have enacted or are in the process of enacting Pillar Two legislation. The Pillar Two legislation became effective for certain jurisdictions beginning in fiscal 2024. We will continue to evaluate the impact of the rules as additional legislation gets enacted; however, there has been no material impact from jurisdictions where Pillar Two rules are currently in effect.
BOOKINGS AND BACKLOG
Effective for the first quarter of fiscal 2025, we changed our backlog policy to include estimated future revenue on task orders expected to be awarded under sole source indefinite delivery/indefinite quantity ("IDIQ") contracts in our reported backlog. We believe this presentation provides enhanced visibility for investors and more accurately reflects the future revenues we expect to generate from our business.
We recorded net bookings worth an estimated $2.1 billion during the three months ended April 4, 2025, as compared to $3.8 billion for the three months ended March 29, 2024.
The estimated value of our total backlog was as follows:

	April 4, 2025			March 29, 2024(1)
(in millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
National Security & Digital	$2,733	$21,601	$24,334	$2,411	$19,616	$22,027
Health & Civil	991	10,290	11,281	1,953	8,956	10,909
Commercial & International	2,267	2,847	5,114	2,465	2,071	4,536
Defense Systems	1,338	4,229	5,567	1,136	3,075	4,211
Total	$7,329	$38,967	$46,296	$7,965	$33,718	$41,683
(1) Amounts have been recast to include estimated future revenue on task orders expected to be awarded under sole source IDIQ contracts. As a result, unfunded backlog increased $5,112 million.
Backlog represents the revenues we expect to recognize under negotiated contracts and unissued task orders on sole source IDIQ contracts, to the extent we believe their execution and funding to be probable. Backlog does not include potential task orders expected to be awarded under multiple award IDIQ contracts.
Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW OF LIQUIDITY
As of April 4, 2025, we had $842 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1 billion in additional borrowing, if required. As of April 4, 2025, and January 3, 2025, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $5.1 billion and $4.7 billion at April 4, 2025, and January 3, 2025, respectively. In February 2025, we issued and sold $500 million 5.40% and $500 million 5.50% senior unsecured notes maturing in March 2032 and March 2035, respectively. The annual interest rate is payable on a semi-annual basis. The proceeds from the issuance of the notes were used to retire the $500 million senior unsecured notes due May 2025 and repurchase $500 million outstanding shares of common stock.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") and have maturities of up to 397 days from the date of issuance. As of April 4, 2025, and January 3, 2025, we did not have any Commercial Paper Notes outstanding.

Leidos Holdings, Inc.	23

PART I—FINANCIAL INFORMATION
We made principal payments on our debt of $529 million and $4 million during the three months ended April 4, 2025, and March 29, 2024, respectively. The activity for the three months ended April 4, 2025, included a $500 million payment to discharge the $500 million notes due May 2025.
Our senior unsecured term loan, senior unsecured notes and senior unsecured revolving facility contain financial covenants and customary restrictive covenants. We were in compliance with all financial covenants as of April 4, 2025.
We paid dividends of $53 million during both of the three months ended April 4, 2025, and March 29, 2024.
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
On February 20, 2025, we entered into an ASR agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received an initial delivery of 3 million shares. The purchase was recorded to "Additional paid-in capital" in the condensed consolidated balance sheets (see "Note 8–Earnings Per Share"). All shares delivered were immediately retired.
During the three months ended March 29, 2024, we made open market repurchases of our common stock for an aggregate purchase price of $150 million. There were no open market share repurchases during the three months ended April 4, 2025.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
SUMMARY OF CASH FLOWS
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
(in millions)	April 4, 2025	March 29, 2024
Net cash provided by operating activities(1)	$58	$113
Net cash used in investing activities	(22)	(12)
Net cash used in financing activities	(110)	(228)
(1) Net cash provided by operating activities for the three months ended March 29, 2024, was recast to reflect a change in the accounting policy, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies."
Net cash provided by operating activities decreased $55 million during the three months ended April 4, 2025, when compared to the prior year quarter. The decrease was primarily due to the timing of payroll and employee benefit payments, partially offset by higher earnings and favorable changes in working capital.
Net cash used in investing activities increased $10 million during the three months ended April 4, 2025, when compared to the prior year quarter. The increase was primarily due to higher capital expenditures of $5 million in the current year quarter.
Net cash used in financing activities decreased $118 million for the three months ended April 4, 2025, when compared to the prior year quarter, primarily due to a net increase of $465 million in cash inflows from proceeds received from the issuance of debt, payments for borrowings and payments for debt issuance costs, partially offset by a $350 million net increase in stock repurchases primarily attributable to the accelerated share repurchase activities in the current quarter.
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

24	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
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
$500 million 3.625% notes, due May 2025(1)
$750 million 4.375% notes, due May 2030
$1,000 million 2.300% notes, due February 2031
$500 million 5.400% notes, due March 2032
$750 million 5.750% notes, due March 2033
$500 million 5.500% notes, due March 2035
(1) The $500 million senior unsecured notes were discharged as of April 4, 2025.
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
BALANCE SHEET INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

(in millions)	April 4, 2025	January 3, 2025
Total current assets	$2,639	$2,550
Goodwill	5,673	5,673
Other long-term assets	1,502	1,498
Total assets	$9,814	$9,721

Total current liabilities	$2,051	$2,677
Long-term debt, net of current portion	5,014	4,052
Intercompany payables	3,540	3,319
Other long-term liabilities	811	820
Total liabilities	$11,416	$10,868

Leidos Holdings, Inc.	25

PART I—FINANCIAL INFORMATION
STATEMENT OF OPERATIONS INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

Three Months Ended
(in millions)	April 4, 2025
Revenues, net	$2,698
Operating income	235
Net income attributable to Leidos common stockholders	32
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 11–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes to our critical accounting policies, estimates or judgments that would have a significant impact on earnings during the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended January 3, 2025.
RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
For a discussion of these items, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

26	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk exposure from those discussed in our Annual Report on Form 10-K for the year ended January 3, 2025.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 4, 2025. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended April 4, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Leidos Holdings, Inc.	27

Part II—Other Information
Item 1. Legal Proceedings
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 11–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes to the risks described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 3, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer
The following table presents information related to the repurchases of our common stock during the quarter ended April 4, 2025.

Period	Total Number of Shares(1) (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 4, 2025 - January 31, 2025	—	$—	—	7,405,410
February 1, 2025 - February 28, 2025	3,041,825	131.50	3,041,825	4,363,585
March 1 - March 31, 2025	1,222	133.83	—	4,363,585
April 1, 2025 - April 4, 2025	—	—	—	4,363,585
Total	3,043,047	$131.50	3,041,825
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
RULE 10B5-1 TRADING ARRANGEMENT
During the three months ended April 4, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

28	Leidos Holdings, Inc.

PART II—OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Officers' Certificate of Leidos, Inc., dated as of February 13, 2025. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 20, 2025.

4.2
Form of Global Note representing Leidos, Inc.'s 5.400% Notes due 2032. Included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 20, 2025.

4.3
Form of Global Note representing Leidos, Inc.'s 5.500% Notes due 2035. Included in Exhibit 4.1 and incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 20, 2025.

18	Letter regarding change in accounting principles.

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Leidos Holdings, Inc.	29

PART II—OTHER INFORMATION
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2025
Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer

30	Leidos Holdings, Inc.