Form 10-Q
period 2025-07-04
Leidos Holdings, Inc.
filed 2025-08-05
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of July 29, 2025, was 128,297,332 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC. FORM 10-Q

Part I—Financial Information
Item 1. Financial Statements
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except share and per share data)	July 4, 2025	January 3, 2025
Assets:
Cash and cash equivalents	$930	$849
Receivables, net	2,915	2,645
Inventory, net	364	315
Other current assets	572	525
Total current assets	4,781	4,334
Property, plant and equipment, net	973	991
Intangible assets, net	515	517
Goodwill	6,359	6,084
Operating lease right-of-use assets, net	535	560
Other long-term assets	386	524
Total assets	$13,549	$13,010
Liabilities:
Accounts payable and accrued liabilities	$2,003	$2,131
Accrued payroll and employee benefits	826	811
Current portion of long-term debt	119	618
Total current liabilities	2,948	3,560
Long-term debt, net of current portion	4,985	4,052
Operating lease liabilities	598	621
Other long-term liabilities	311	317
Total liabilities	8,842	8,550
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 128,295,977 and 131,163,899 shares issued and outstanding at July 4, 2025, and January 3, 2025, respectively	—	—
Additional paid-in capital	650	1,112
Retained earnings	4,061	3,410
Accumulated other comprehensive loss	(49)	(110)
Total Leidos stockholders’ equity	4,662	4,412
Non-controlling interest	45	48
Total stockholders' equity	4,707	4,460
Total liabilities and stockholders' equity	$13,549	$13,010
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	1

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(unaudited; in millions, except per share data)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Revenues	$4,253	$4,132	$8,498	$8,107
Cost of revenues	3,471	3,427	6,959	6,764
Selling, general and administrative expenses	217	231	447	457
Acquisition, integration and restructuring costs	2	7	6	11
Equity earnings of non-consolidated subsidiaries	(8)	(8)	(15)	(15)
Operating income	571	475	1,101	890
Non-operating income (expense):
Interest expense, net	(55)	(51)	(104)	(100)
Other income (expense), net	2	2	(1)	4
Income before income taxes	518	426	996	794
Income tax expense	(125)	(102)	(238)	(187)
Net income	393	324	758	607
Less: net income attributable to non-controlling interest	2	2	4	1
Net income attributable to Leidos common stockholders	$391	$322	$754	$606

Earnings per share:
Basic	$3.03	$2.39	$5.84	$4.49
Diluted	3.01	2.37	5.80	4.42
See accompanying notes to condensed consolidated financial statements.

2	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(unaudited; in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net income	$393	$324	$758	$607
Foreign currency translation adjustments	36	8	64	(19)
Unrecognized (loss) gain on derivative instruments	(1)	(1)	(2)	1
Pension adjustments	(1)	—	(1)	1
Total other comprehensive income (loss), net of taxes	34	7	61	(17)
Comprehensive income	427	331	819	590
Less: net income attributable to non-controlling interest	2	2	4	1
Comprehensive income attributable to Leidos common stockholders	$425	$329	$815	$589
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	3

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at January 3, 2025	131	$1,112	$3,410	$(110)	$4,412	$48	$4,460
Net income	—	—	363	—	363	2	365
Other comprehensive income, net of taxes	—	—	—	27	27	—	27
Issuances of stock	1	17	—	—	17	—	17
Repurchases of stock and other	(3)	(531)	—	—	(531)	—	(531)
Dividends of $0.40 per share	—		(52)	—	(52)	—	(52)
Stock-based compensation	—	21	—	—	21	—	21
Net capital distributions to non-controlling interest	—	—	—	—	—	(5)	(5)
Balance at April 4, 2025	129	$619	$3,721	$(83)	$4,257	$45	$4,302
Net income	—	—	391	—	391	2	393
Other comprehensive income, net of taxes	—	—	—	34	34	—	34
Issuances of stock	—	16	—	—	16	—	16
Repurchases of stock and other	(1)	(10)	—	—	(10)	—	(10)
Dividends of $0.40 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	25	—	—	25	—	25
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at July 4, 2025	128	$650	$4,061	$(49)	$4,662	$45	$4,707
See accompanying notes to condensed consolidated financial statements.

4	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at December 29, 2023	136	$1,885	$2,364	$(48)	$4,201	$57	$4,258
Net income (loss)	—	—	284	—	284	(1)	283
Other comprehensive loss, net of taxes	—	—	—	(24)	(24)	—	(24)
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(184)	—	—	(184)	—	(184)
Dividends of $0.38 per share	—	—	(53)	—	(53)	—	(53)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 29, 2024	135	$1,735	$2,595	$(72)	$4,258	$55	$4,313
Net income	—	—	322	—	322	2	324
Other comprehensive income, net of taxes	—	—	—	7	7	—	7
Issuances of stock	1	14	—	—	14	—	14
Repurchases of stock and other	(1)	(115)	—	—	(115)		(115)
Dividends of $0.38 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at June 28, 2024	135	$1,654	$2,866	$(65)	$4,455	$55	$4,510
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	5

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(unaudited; in millions)	July 4, 2025	June 28, 2024
Cash flows from operations:
Net income	$758	$607
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	141	140
Stock-based compensation	46	40
Deferred income taxes	200	(67)
Other	—	2
Change in assets and liabilities, net of effects of acquisition:
Receivables	(236)	(185)
Other current assets and other long-term assets	(34)	7
Accounts payable and accrued liabilities and other long-term liabilities	(260)	(117)
Accrued payroll and employee benefits	7	10
Income taxes receivable/payable	(78)	57
Net cash provided by operating activities	544	494
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(285)	—
Payments for property, equipment and software	(51)	(40)
Net proceeds from sale of assets	—	2
Other	—	5
Net cash used in investing activities	(336)	(33)
Cash flows from financing activities:
Proceeds from debt issuance	997	—
Repayments of borrowings	(559)	(9)
Payments for debt issuance costs	(7)	—
Dividend payments	(105)	(104)
Repurchases of stock and other	(537)	(297)
Proceeds from issuances of stock	31	26
Net capital distributions to non-controlling interests	(7)	(3)
Other	(6)	—
Net cash used in financing activities	(193)	(387)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	14	(4)
Net increase in cash, cash equivalents and restricted cash	29	70
Cash, cash equivalents and restricted cash at beginning of period	991	792
Cash, cash equivalents and restricted cash at end of period	1,020	862
Less: restricted cash at end of period	90	118
Cash and cash equivalents at end of period	$930	$744
See accompanying notes to condensed consolidated financial statements.

6	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Six Months Ended
(unaudited; in millions)	July 4, 2025	June 28, 2024
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$162	$163
Cash paid for interest	100	107
Non-cash investing activity:
Property, plant and equipment additions	$4	$57
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	7

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
We have a controlling interest in Hanford Mission Integration Solutions, LLC ("HMIS"), the legal entity for the follow-on contract to Mission Support Alliance, LLC's ("MSA") contract and a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. During the quarter ended July 4, 2025, we dissolved our controlling interest in MSA. The financial results for HMIS are consolidated into our unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements also include the balances of all voting interest entities in which Leidos has a controlling voting interest ("subsidiaries") and a variable interest entity ("VIE") in which Leidos is the primary beneficiary. The consolidated balances of the VIE are not material to the unaudited condensed consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Favorable impact	$42	$42	$95	$67
Unfavorable impact	(34)	(54)	(57)	(79)
Net impact to income before income taxes	$8	$(12)	$38	$(12)

Impact on diluted EPS attributable to Leidos common stockholders	$0.05	$(0.07)	$0.22	$(0.06)
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
We recognized revenue of $3 million and $24 million for the three and six months ended July 4, 2025, respectively, and reduced revenue by $16 million and $21 million from performance obligations satisfied in previous periods for the three and six months ended June 28, 2024, respectively. The changes primarily relate to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.

Leidos Holdings, Inc.	9

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CASH AND CASH EQUIVALENTS
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Effective as of the first quarter of fiscal 2025, we changed our policy to exclude outstanding payments from “Cash and cash equivalents” on the condensed consolidated balance sheets. To reflect the change in accounting policy, we recast "Cash and cash equivalents" and "Accounts payable and accrued liabilities" on the condensed consolidated balance sheet as of January 3, 2025, reducing both balances by $94 million from the previously reported amounts. The recast of the condensed consolidated statement of cash flows for the six months ended June 28, 2024, resulted in an increase of $57 million to net cash provided by operations.
We believe this presentation enhances the usefulness of financial reporting and enhances comparability to align with industry practice. There is no impact to our condensed consolidated statements of operations, including EPS, condensed consolidated statements of comprehensive income, or condensed consolidated statements of equity. All periods presented have been adjusted.
RESTRICTED CASH
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $90 million and $141 million at July 4, 2025, and January 3, 2025, respectively.
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
As of July 4, 2025, we had $16 billion of RPO and expect to recognize approximately 61% and 80% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
DISAGGREGATION OF REVENUES
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended July 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$1,324	$253	$2	$486	$2,065
Other U.S. government agencies(1)	507	995	99	23	1,624
Commercial and non-U.S. customers	26	19	465	34	544
Total	$1,857	$1,267	$566	$543	$4,233

	Three Months Ended June 28, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$1,247	$255	$4	$441	$1,947
Other U.S. government agencies(1)	520	986	81	24	1,611
Commercial and non-U.S. customers	28	16	475	30	549
Total	$1,795	$1,257	$560	$495	$4,107
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

10	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended July 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$2,650	$522	$12	$940	$4,124
Other U.S. government agencies(1)	1,023	1,994	196	47	3,260
Commercial and non-U.S. customers	51	37	925	64	1,077
Total	$3,724	$2,553	$1,133	$1,051	$8,461

	Six Months Ended June 28, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$2,468	$512	$14	$866	$3,860
Other U.S. government agencies(1)	1,045	1,903	154	46	3,148
Commercial and non-U.S. customers	61	32	900	57	1,050
Total	$3,574	$2,447	$1,068	$969	$8,058
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended July 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$1,007	$430	$90	$324	$1,851
Firm-fixed-price	514	787	345	181	1,827
Time-and-materials and fixed-price-level-of-effort	336	50	131	38	555
Total	$1,857	$1,267	$566	$543	$4,233

	Three Months Ended June 28, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$948	$451	$90	$313	$1,802
Firm-fixed-price	494	749	352	143	1,738
Time-and-materials and fixed-price-level-of-effort	353	57	118	39	567
Total	$1,795	$1,257	$560	$495	$4,107

	Six Months Ended July 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$2,020	$901	$185	$633	$3,739
Firm-fixed-price	1,011	1,546	704	335	3,596
Time-and-materials and fixed-price-level-of-effort	693	106	244	83	1,126
Total	$3,724	$2,553	$1,133	$1,051	$8,461

Leidos Holdings, Inc.	11

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 28, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$1,894	$898	$175	$614	$3,581
Firm-fixed-price	986	1,439	671	282	3,378
Time-and-materials and fixed-price-level-of-effort	694	110	222	73	1,099
Total	$3,574	$2,447	$1,068	$969	$8,058
Disaggregated revenues by geographic location were as follows:

	Three Months Ended July 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$1,849	$1,265	$247	$532	$3,893
International	8	2	319	11	340
Total	$1,857	$1,267	$566	$543	$4,233

	Three Months Ended June 28, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$1,788	$1,255	$227	$479	$3,749
International	7	2	333	16	358
Total	$1,795	$1,257	$560	$495	$4,107

	Six Months Ended July 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$3,708	$2,550	$485	$1,031	$7,774
International	16	3	648	20	687
Total	$3,724	$2,553	$1,133	$1,051	$8,461

	Six Months Ended June 28, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$3,558	$2,444	$435	$947	$7,384
International	16	3	633	22	674
Total	$3,574	$2,447	$1,068	$969	$8,058
Revenues by customer-type, contract-type and geographic location exclude lease income of $20 million and $37 million for the three and six months ended July 4, 2025, respectively, and $25 million and $49 million for the three and six months ended June 28, 2024, respectively.

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
The components of contract assets and contract liabilities consisted of the following:

(in millions)	Balance sheet line item	July 4, 2025	January 3, 2025
Contract assets - current:
Unbilled receivables	Receivables, net	$838	$842
Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$274	$333
Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$6	$10
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The decrease in deferred revenue was primarily due to revenue recognized during the period offset by the timing of advanced payments from customers.
For the three and six months ended July 4, 2025, $62 million and $199 million, respectively, of revenue recognized was included as a contract liability at January 3, 2025. For the three and six months ended June 28, 2024, $54 million and $211 million, respectively, of revenue recognized was included as a contract liability at December 29, 2023.
Note 3–Acquisitions, Goodwill and Intangible Assets
KUDU DYNAMICS ACQUISITION
On May 23, 2025 (the "Purchase Date"), we completed the acquisition of Savanna Industries, Inc. ("Kudu Dynamics") for preliminary purchase consideration of approximately $291 million, net of $29 million of cash acquired. The Kudu Dynamics business provides artificial intelligence enabled cyber capabilities for defense, intelligence and homeland security customers.
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
The following table summarizes the preliminary fair value of intangible assets acquired at the Purchase Date and the related weighted average amortization period:

	Weighted Amortization Period	Fair Value
	(in years)	(in millions)
Programs	7	$44
Backlog	1	13
Total		$57
For the three and six months ended July 4, 2025, $12 million of revenues related to Kudu Dynamics were recognized within the National Security & Digital reportable segment.

Leidos Holdings, Inc.	13

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GOODWILL
The following table presents changes in the carrying amount of goodwill by reportable segment:

(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Goodwill at December 29, 2023(1)	$2,758	$1,366	$800	$1,188	$6,112
Foreign currency translation adjustments	—	—	(28)	—	(28)
Goodwill at January 3, 2025(1)	2,758	1,366	772	1,188	6,084
Acquisition of a business	244	—	—	—	244
Foreign currency translation adjustments	—	—	31	—	31
Goodwill at July 4, 2025(1)	$3,002	$1,366	$803	$1,188	$6,359
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
During the three and six months ended July 4, 2025, and June 28, 2024, there were no impairments to goodwill.
INTANGIBLE ASSETS
Intangible assets, net consisted of the following:

	July 4, 2025			January 3, 2025
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Programs	$1,732	$(1,342)	$390	$1,686	$(1,293)	$393
Software and technology	264	(177)	87	261	(165)	96
Backlog	13	(2)	11	—	—	—
Customer relationships	54	(31)	23	52	(28)	24
Total finite-lived intangible assets	2,063	(1,552)	511	1,999	(1,486)	513
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$2,067	$(1,552)	$515	$2,003	$(1,486)	$517
Amortization expense was $32 million and $62 million for the three and six months ended July 4, 2025, respectively, and $36 million and $73 million for the three and six months ended June 28, 2024, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The estimated annual amortization expense as of July 4, 2025, was as follows:

Fiscal year ending (in millions)
2025 (remainder of year)	$70
2026	110
2027	79
2028	68
2029	59
2030 and thereafter	125
$511
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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	July 4, 2025		January 3, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Derivatives	$1	$1	$4	$4
As of July 4, 2025, and January 3, 2025, our derivatives primarily consisted of the cash flow interest rate swaps on $500 million of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the one-month Secured Overnight Financing Rate ("SOFR") rate as of July 4, 2025, and January 3, 2025 (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. As of July 4, 2025, and January 3, 2025, the carrying value of our notes receivable of $16 million approximates fair value as the stated interest rates within the agreements are materially consistent with the current market rates for similar instruments (Level 2 inputs). Our notes receivable are included within “Other current assets” and "Other long-term assets" on the condensed consolidated balance sheets.
As of July 4, 2025, and January 3, 2025, the fair value of debt was $5.1 billion and $4.5 billion, respectively, and the carrying amount was $5.1 billion and $4.7 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements and our credit rating (Level 2 inputs).
On May 23, 2025, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisition of Kudu Dynamics. The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs.

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
The fair value of the interest rate swaps was as follows:

(in millions)	Balance sheet line item	July 4, 2025	January 3, 2025
Cash flow interest rate swaps	Other current assets	$1	$4
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
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Total interest expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$55	$51	$104	$100
Amount recognized in other comprehensive income	1	2	1	7
Amount reclassified from accumulated other comprehensive loss to interest expense, net	(2)	(3)	(3)	(6)

16	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 6–Debt
Our debt consisted of the following:

(in millions)	Stated interest rate	Effective interest rate	July 4, 2025	January 3, 2025
Senior unsecured term loan:
$1,000 million term loan, due March 2028	5.66%	5.83%	$950	$1,000
Senior unsecured notes:
$500 million notes, due May 2025	3.63%	3.76%	—	500
$750 million notes, due May 2030	4.38%	4.50%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$500 million notes, due March 2032	5.40%	5.42%	500	—
$250 million notes, due July 2032	7.13%	7.43%	250	250
$750 million notes, due March 2033	5.75%	5.81%	750	750
$300 million notes, due July 2033	5.50%	5.88%	161	161
$500 million notes, due March 2035	5.50%	5.55%	500	—
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	1.84%-6.31%	64	73
Less: unamortized debt discounts and deferred debt issuance costs			(39)	(32)
Total long-term debt			5,104	4,670
Less current portion			(119)	(618)
Total long-term debt, net of current portion			$4,985	$4,052
REVOLVING CREDIT FACILITY
We have a $1.0 billion senior unsecured revolving facility (the “Revolving Facility”). The Revolving Facility will mature in March 2028 and is subject to an annual commitment fee rate of 0.125% on the unused credit availability and permits two additional one-year extensions subject to lender consent. Principal payments are made quarterly, with the majority of the principal due at maturity. As of July 4, 2025, and January 3, 2025, there were no borrowings outstanding under the Revolving Facility.
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
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of July 4, 2025, and January 3, 2025, we did not have any Commercial Paper Notes outstanding.

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
We were in compliance with all financial covenants as of July 4, 2025.
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

(in millions)	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
Balance at December 29, 2023	$(39)	$5	$(14)	$(48)
Other comprehensive income (loss)	(64)	5	2	(57)
Taxes	5	2	(1)	6
Reclassification from AOCI	—	(11)	—	(11)
Balance at January 3, 2025	(98)	1	(13)	(110)
Other comprehensive income (loss)	69	1	(1)	69
Taxes	(5)	—	—	(5)
Reclassification from AOCI	—	(3)	—	(3)
Balance at July 4, 2025	$(34)	$(1)	$(14)	$(49)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of operations.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Basic weighted average number of shares outstanding	129	135	129	135
Dilutive common share equivalents—stock options and other stock awards	1	1	1	2
Diluted weighted average number of shares outstanding	130	136	130	137
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were less than 0.5 million for both the three and six months ended July 4, 2025, and not material for both the three and six months ended June 28, 2024.
On February 20, 2025, we entered into an ASR agreement with a financial institution to repurchase shares of our outstanding common stock. During the three months ended April 4, 2025, we paid $500 million to the financial institution and received an initial delivery of 3 million shares at an average price of $131.50 per share. In May 2025, we received the final delivery of 0.6 million shares related to the ASR agreement. The total number of shares that we received under the ASR agreement was based on the volume-weighted-average-price of $138.44 per share, net of a discount, for the period February 20, 2025, to May 20, 2025.

18	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The purchase was recorded to "Additional paid-in capital" in the condensed consolidated balance sheets. All shares delivered were immediately retired.
During the three and six months ended June 28, 2024, we made open market repurchases of our common stock for an aggregate purchase price of $100 million and $250 million, respectively. All shares repurchased were immediately retired. There were no open market share repurchases during the three and six months ended July 4, 2025.
Note 9–Income Taxes
On July 4, 2025, tax legislation was enacted in H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) implementing several corporate tax law changes, including but not limited to, (1) restoring the ability to immediately expense U.S. research and development costs; (2) allowing certain taxpayers an election to deduct the unamortized balance of U.S. research and development costs capitalized in prior years; and (3) reinstating one hundred percent bonus depreciation for eligible property. The enactment of the OBBBA resulted in a decrease of $150 million to income taxes payable and a decrease of $130 million to deferred tax assets as of July 4, 2025. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2025 impact will result in a decrease of approximately $280 million to income taxes payable and a decrease of $245 million to net deferred taxes.
For the three months ended July 4, 2025, the effective tax rate was 24.1% compared to 23.9% for the three months ended June 28, 2024. The increase to the effective tax rate was primarily due to impacts from the OBBBA, partially offset by a decrease in unrecognized tax benefits.
For the six months ended July 4, 2025, the effective tax rate was 23.9% compared to 23.6% for the six months ended June 28, 2024. The increase to the effective tax rate was primarily due to impacts from the OBBBA and a decrease in excess tax benefits related to employee stock-based payment transactions, partially offset by a decrease in unrecognized tax benefits.
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
The following table summarizes business segment information for the periods presented:

	Three Months Ended July 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$1,872	$1,272	$566	$543	$4,253
Less:
Direct labor	490	235	105	108	938
Amortization of intangible assets	7	6	7	12	32
Other segment expense	1,187	720	414	382	2,703
Segment operating income	$188	$311	$40	$41	$580

Corporate expense					9
Total operating income					$571

Leidos Holdings, Inc.	19

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 28, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$1,813	$1,263	$561	$495	$4,132
Less:
Direct labor	492	242	104	104	942
Amortization of intangible assets	5	7	7	17	36
Other segment expense	1,133	707	461	340	2,641
Segment operating income (loss)	$183	$307	$(11)	$34	$513

Corporate expense					38
Total operating income					$475

	Six Months Ended July 4, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$3,750	$2,563	$1,134	$1,051	$8,498
Less:
Direct labor	993	479	208	217	1,897
Amortization of intangible assets	12	12	14	24	62
Other segment expense	2,372	1,462	835	735	5,404
Segment operating income	$373	$610	$77	$75	$1,135

Corporate expense					34
Total operating income					$1,101

	Six Months Ended June 28, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$3,606	$2,462	$1,070	$969	$8,107
Less:
Direct labor	971	479	203	204	1,857
Amortization of intangible assets	11	13	15	34	73
Other segment expense	2,266	1,441	829	676	5,212
Segment operating income	$358	$529	$23	$55	$965

Corporate expense					75
Total operating income					$890
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

20	Leidos Holdings, Inc.

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
Defense Contract Audit Agency
As of July 4, 2025, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2023 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of July 4, 2025, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
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
COMMITMENTS
As of July 4, 2025, we have outstanding letters of credit of $59 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $151 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.

Leidos Holdings, Inc.	21

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of July 4, 2025, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending (in millions)
2025 (remainder of year)	$124
2026	18
2027	43
2028	15
2029	8
2030 and thereafter	2
$210

22	Leidos Holdings, Inc.

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
BUSINESS ENVIRONMENT AND TRENDS
U.S. GOVERNMENT MARKETS
During both the three and six months ended July 4, 2025, we generated approximately 87% of total revenues from contracts with the U.S. government as compared to 86% and 87% for the three and six months ended June 28, 2024, respectively. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
The federal government is currently operating under a continuing resolution that runs through September 30, 2025. Congress is currently working to advance the fiscal year 2026 appropriations bills with the goal of completing them by the end of the fiscal year.

Leidos Holdings, Inc.	23

PART I—FINANCIAL INFORMATION
INTERNATIONAL MARKETS
Sales to customers in international markets represented approximately 8% of total revenues for both the three and six months ended July 4, 2025, as compared to 9% and 8% for the three and six months ended June 28, 2024, respectively. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
Changes in international trade policies, including higher tariffs on imported goods and materials, may increase the cost of certain goods necessary to fulfill our contractual requirements and for internal purposes. We expect to recover certain portions of the increase to the cost of goods through contractual measures. While we continue to evaluate the tariff environment and potential impacts of higher tariffs, we currently do not expect them to have a significant effect on our business.
RESULTS OF OPERATIONS
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended			Six Months Ended
(dollars in millions)	July 4, 2025	June 28, 2024	Percent change	July 4, 2025	June 28, 2024	Percent change
Revenues	$4,253	$4,132	2.9%	$8,498	$8,107	4.8%
Operating income	571	475	20.2%	1,101	890	23.7%
Non-operating expense, net	(53)	(49)	8.2%	(105)	(96)	9.4%
Income before income taxes	518	426	21.6%	996	794	25.4%
Income tax expense	(125)	(102)	22.5%	(238)	(187)	27.3%
Net income	393	324	21.3%	758	607	24.9%
Net income attributable to Leidos common stockholders	$391	$322	21.4%	$754	$606	24.4%
Operating margin	13.4%	11.5%		13.0%	11.0%
SEGMENT AND CORPORATE RESULTS

	Three Months Ended			Six Months Ended
National Security & Digital (dollars in millions)	July 4, 2025	June 28, 2024	Percent change	July 4, 2025	June 28, 2024	Percent change
Revenues	$1,872	$1,813	3.3%	$3,750	$3,606	4.0%
Operating income	188	183	2.7%	373	358	4.2%
Operating margin	10.0%	10.1%		9.9%	9.9%
The increase in revenues for the three months ended July 4, 2025, as compared to the three months ended June 28, 2024, was primarily attributable to program wins and $12 million of revenues recognized from the acquisition of Savanna Industries, Inc. ("Kudu Dynamics"), partially offset by the completion of certain programs.
The increase in revenues for the six months ended July 4, 2025, as compared to the six months ended June 28, 2024, was primarily attributable to program wins, a net increase in volumes on certain programs and $12 million of revenues recognized from the acquisition of Kudu Dynamics, partially offset by the completion of certain programs.
The increase in operating income for the three months ended July 4, 2025, as compared to the three months ended June 28, 2024, was primarily attributable to program wins, partially offset by the completion of certain contracts.
The increase in operating income for the six months ended July 4, 2025, as compared to the six months ended June 28, 2024, was primarily attributable to program wins and a net increase in volumes.

24	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION

	Three Months Ended			Six Months Ended
Health & Civil (dollars in millions)	July 4, 2025	June 28, 2024	Percent change	July 4, 2025	June 28, 2024	Percent change
Revenues	$1,272	$1,263	0.7%	$2,563	$2,462	4.1%
Operating income	311	307	1.3%	610	529	15.3%
Operating margin	24.4%	24.3%		23.8%	21.5%
The increase in revenues and operating income for the three months ended July 4, 2025, as compared to the three months ended June 28, 2024, was primarily attributable to increased volumes within the managed health services business as well as net write-ups on certain programs.
The increase in revenues and operating income for the six months ended July 4, 2025, as compared to the six months ended June 28, 2024, was primarily attributable to increased volumes and case complexity within the managed health services business as well as net write-ups on certain programs.

	Three Months Ended			Six Months Ended
Commercial & International (dollars in millions)	July 4, 2025	June 28, 2024	Percent change	July 4, 2025	June 28, 2024	Percent change
Revenues	$566	$561	0.9%	$1,134	$1,070	6.0%
Operating income (loss)	40	(11)	463.6%	77	23	234.8%
Operating margin	7.1%	(2.0%)		6.8%	2.1%
The increase in revenues for the three months ended July 4, 2025, as compared to the three months ended June 28, 2024, was primarily attributable to program wins, prior year write-downs on certain programs within our UK operations and a $8 million favorable impact from exchange rate movements. The increase was partially offset by lower material volumes and the completion of certain programs.
The increase in revenues for the six months ended July 4, 2025, as compared to the six months ended June 28, 2024, was primarily attributable to program wins, prior year write-downs on certain programs within our UK operations and a net increase in volumes. The increase was partially offset by the completion of certain programs.
The increase in operating income for the three months ended July 4, 2025, as compared to the three months ended June 28, 2024, was primarily attributable to program wins and prior year write-downs on certain programs within our UK operations, partially offset by the completion of certain programs.
The increase in operating income for the six months ended July 4, 2025, as compared to the six months ended June 28, 2024, was primarily attributable to program wins and prior year write-downs on certain programs within our UK operations, partially the completion of certain programs and increased indirect costs.

	Three Months Ended			Six Months Ended
Defense Systems (dollars in millions)	July 4, 2025	June 28, 2024	Percent change	July 4, 2025	June 28, 2024	Percent change
Revenues	$543	$495	9.7%	$1,051	$969	8.5%
Operating income	41	34	20.6%	75	55	36.4%
Operating margin	7.6%	6.9%		7.1%	5.7%
The increase in revenues for the three and six months ended July 4, 2025, as compared to the three and six months ended June 28, 2024, was primarily attributable to program wins and a net increase in volumes, partially offset by the completion of certain programs and program write-ups in the prior year that did not reoccur in the current year.
The increase in operating income for the three and six months ended July 4, 2025, as compared to the three and six months ended June 28, 2024, was primarily attributable to program wins, partially offset by program write-ups in the prior year that did not reoccur in the current year.

Leidos Holdings, Inc.	25

PART I—FINANCIAL INFORMATION

	Three Months Ended			Six Months Ended
Corporate (dollars in millions)	July 4, 2025	June 28, 2024	Percent change	July 4, 2025	June 28, 2024	Percent change
Operating loss	$(9)	$(38)	(76.3%)	$(34)	$(75)	(54.7%)
The decrease in operating loss for the three and six months ended July 4, 2025, as compared to the three and six months ended June 28, 2024, was primarily attributable to the receipt of a $25 million insurance reimbursement for legal costs primarily incurred prior to fiscal year 2025, and decreased general and administrative expenses.
NON-OPERATING EXPENSE, NET
Non-operating expense, net for the three months ended July 4, 2025, was $53 million as compared to $49 million for the three months ended June 28, 2024. The increase was primarily driven by increased interest expense as a result of the two $500 million senior notes issued in February 2025.
Non-operating expense, net for the six months ended July 4, 2025, was $105 million as compared to $96 million for the six months ended June 28, 2024. The increase was primarily driven by increased interest expense as a result of the two $500 million senior notes issued in February 2025 and unfavorable exchange rate movements.
PROVISION FOR INCOME TAXES
On July 4, 2025, tax legislation was enacted in H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) implementing several corporate tax law changes, including but not limited to, (1) restoring the immediate expensing of U.S. research and development costs; (2) allowing certain taxpayers an election to deduct the unamortized balance of U.S. research and development costs capitalized in prior years; and (3) reinstating one hundred percent bonus depreciation for eligible property. The enactment of the OBBBA resulted in a decrease of $150 million to income taxes payable and a decrease of $130 million to deferred tax assets as of July 4, 2025. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2025 impact will result in a decrease of approximately $280 million to income taxes payable and a decrease of $245 million to net deferred taxes.
For the three months ended July 4, 2025, our effective tax rate was 24.1% compared to 23.9% for the three months ended June 28, 2024. The increase to the effective tax rate was primarily due to impacts from the OBBBA, partially offset by a decrease in unrecognized tax benefits.
For the six months ended July 4, 2025, our effective tax rate was 23.9% compared to 23.6% for the six months ended June 28, 2024. The increase to the effective tax rate was primarily due to impacts from the OBBBA and a decrease in excess tax benefits related to employee stock-based payment transactions, partially offset by a decrease in unrecognized tax benefits.
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
We recorded net bookings worth an estimated $3.9 billion and $6.0 billion during the three and six months ended July 4, 2025, respectively, as compared to $4.0 billion and $7.8 billion for the three and six months ended June 28, 2024, respectively.

26	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
The estimated value of our total backlog was as follows:

	July 4, 2025			June 28, 2024(1)
(in millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
National Security & Digital	$2,536	$22,325	$24,861	$2,681	$19,704	$22,385
Health & Civil	649	10,139	10,788	1,607	9,015	10,622
Commercial & International	2,589	2,510	5,099	2,699	1,886	4,585
Defense Systems	1,348	4,114	5,462	1,036	2,923	3,959
Total	$7,122	$39,088	$46,210	$8,023	$33,528	$41,551
(1) Amounts have been recast to include estimated future revenue on task orders expected to be awarded under sole source IDIQ contracts. As a result, unfunded backlog increased $5,064 million.
Backlog at July 4, 2025, includes $149 million of backlog acquired through the acquisition of Kudu Dynamics within our National Security & Digital reportable segment.
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
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW OF LIQUIDITY
As of July 4, 2025, we had $930 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1 billion in additional borrowing, if required. As of July 4, 2025, and January 3, 2025, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $5.1 billion and $4.7 billion at July 4, 2025, and January 3, 2025, respectively. In February 2025, we issued and sold $500 million 5.40% and $500 million 5.50% senior unsecured notes maturing in March 2032 and March 2035, respectively. The annual interest rate is payable on a semi-annual basis. The proceeds from the issuance of the notes were used to retire the $500 million senior unsecured notes due May 2025 and repurchase $500 million outstanding shares of common stock in an accelerated share repurchase agreement (“ASR”) as discussed below.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") and have maturities of up to 397 days from the date of issuance. As of July 4, 2025, and January 3, 2025, we did not have any Commercial Paper Notes outstanding.
We made principal payments on our debt of $30 million and $559 million during the three and six months ended July 4, 2025, respectively, and $5 million and $9 million for the three and six months ended June 28, 2024, respectively. The activity for the six months ended July 4, 2025, included a $500 million payment to discharge the $500 million notes due May 2025.
Our senior unsecured term loan, senior unsecured notes and senior unsecured revolving facility contain financial covenants and customary restrictive covenants. We were in compliance with all financial covenants as of July 4, 2025.
We paid dividends of $52 million and $105 million during the three and six months ended July 4, 2025, respectively, and $51 million and $104 million during the three and six months ended June 28, 2024.
Stock repurchases of Leidos common stock may be made on the open market or in privately negotiated transactions with third parties including through ASR agreements. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Leidos Holdings, Inc.	27

PART I—FINANCIAL INFORMATION
On February 20, 2025, we entered into an ASR agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received an initial delivery of 3 million shares at an average price of $131.50 per share. In May 2025, we received the final delivery of 0.6 million shares related to the ASR agreement. The total number of shares that we received under the ASR agreement was based on the volume-weighted-average-price of $138.44 per share, net of a discount, for the period February 20, 2025, to May 20, 2025.
The purchase was recorded to "Additional paid-in capital" in the condensed consolidated balance sheets (see "Note 8–Earnings Per Share"). All shares delivered were immediately retired.
During the three and six months ended June 28, 2024, we made open market repurchases of our common stock for an aggregate purchase price of $100 million and $250 million, respectively. There were no open market share repurchases during the three and six months ended July 4, 2025.
On July 4, 2025, tax legislation was enacted as part of the OBBBA, implementing several corporate tax law changes as described above within Results of Operations. We anticipate our federal and state tax payments will decrease by approximately $150 million in fiscal 2025, primarily due to the decrease in our estimated 2025 taxable income related to these changes. The actual decrease may be impacted by future guidance or interpretive rules issued by the U.S. Treasury, among other factors. We will continue to assess the effects on our liquidity as tax legislation evolves.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
SUMMARY OF CASH FLOWS
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net cash provided by operating activities(1)	$486	$381	$544	$494
Net cash used in investing activities	(314)	(21)	(336)	(33)
Net cash used in financing activities	(83)	(159)	(193)	(387)
(1) Net cash provided by operating activities for the three and six months ended June 28, 2024, was recast to reflect a change in the accounting policy, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies."
Net cash provided by operating activities increased $105 million during the three months ended July 4, 2025, when compared to the prior year quarter. The increase was primarily due to the timing of payroll and employee benefit payments, higher earnings and an increase in tax benefits from the impacts of the OBBBA legislation, partially offset by unfavorable changes in working capital.
Net cash provided by operating activities increased $50 million during the six months ended July 4, 2025, when compared to the prior year. The increase was primarily due to higher earnings and an increase in tax benefits from the impacts of the OBBBA legislation, partially offset by unfavorable changes in working capital.
Net cash used in investing activities increased $293 million and $303 million for the three and six months ended July 4, 2025, respectively, when compared to the prior year. The increases were primarily due to $285 million of net cash paid related to the acquisition of Kudu Dynamics and higher capital expenditures.
Net cash used in financing activities decreased $76 million for the three months ended July 4, 2025, when compared to the prior year quarter, primarily due to a $105 million decrease in stock repurchases in the current year quarter, partially offset by $25 million increase in payments made from debt activities in the current year quarter.
Net cash used in financing activities decreased $194 million for the six months ended July 4, 2025, when compared to the prior year primarily due to $440 million of cash inflows from proceeds received from the issuance of debt, net of payments for borrowings and debt issuance costs, partially offset by a $250 million net increase in stock repurchases, primarily attributable to the accelerated share repurchase activities in the current year.

28	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
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

Leidos Holdings, Inc.	29

PART I—FINANCIAL INFORMATION
BALANCE SHEET INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

(in millions)	July 4, 2025	January 3, 2025
Total current assets	$2,822	$2,550
Goodwill	5,673	5,673
Other long-term assets	1,307	1,498
Total assets	$9,802	$9,721

Total current liabilities	$2,025	$2,677
Long-term debt, net of current portion	4,985	4,052
Intercompany payables	3,828	3,319
Other long-term liabilities	798	820
Total liabilities	$11,636	$10,868
STATEMENT OF OPERATIONS INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

Six Months Ended
(in millions)	July 4, 2025
Revenues, net	$5,362
Operating income	495
Net income attributable to Leidos common stockholders	67
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

30	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk exposure from those discussed in our Annual Report on Form 10-K for the year ended January 3, 2025.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 4, 2025. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On May 23, 2025, we completed the acquisition of Kudu Dynamics. We have excluded Kudu Dynamics from our evaluation of the effectiveness of our internal control over financial reporting for the second quarter of fiscal 2025.
Other than the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended July 4, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Leidos Holdings, Inc.	31

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
(b)None
(c)Purchases of Equity Securities by the Issuer
The following table presents information related to the repurchases of our common stock during the quarter ended July 4, 2025.

Period	Total Number of Shares(1) (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 5, 2025 - April 30, 2025	—	$—	—	4,363,585
May 1, 2025 - May 31, 2025	569,772	138.44	569,772	3,793,813
June 1, 2025 - June 30, 2025	19,895	153.96	—	3,793,813
July 1, 2025 - July 4, 2025	—	—	—	3,793,813
Total	589,667	$138.97	569,772
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
RULE 10B5-1 TRADING ARRANGEMENT
During the three months ended July 4, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

32	Leidos Holdings, Inc.

PART II—OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Leidos Holdings, Inc., dated August 1, 2025.

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to our Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2025.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Leidos Holdings, Inc.	33

PART II—OTHER INFORMATION
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 5, 2025
Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer

34	Leidos Holdings, Inc.