Form 10-Q
period 2025-10-03
Leidos Holdings, Inc.
filed 2025-11-04
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of October 28, 2025, was 127,855,172 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC. FORM 10-Q

Part I—Financial Information
Item 1. Financial Statements
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except share and per share data)	October 3, 2025	January 3, 2025
Assets:
Cash and cash equivalents	$974	$849
Receivables, net	2,970	2,645
Inventory, net	360	315
Other current assets	545	525
Total current assets	4,849	4,334
Property, plant and equipment, net	963	991
Intangible assets, net	496	517
Goodwill	6,342	6,084
Operating lease right-of-use assets, net	512	560
Deferred tax assets	32	203
Other long-term assets	348	321
Total assets	$13,542	$13,010
Liabilities:
Accounts payable and accrued liabilities	$2,158	$2,131
Accrued payroll and employee benefits	809	811
Current portion of long-term debt	19	618
Total current liabilities	2,986	3,560
Long-term debt, net of current portion	4,632	4,052
Operating lease liabilities	578	621
Deferred tax liabilities	122	2
Other long-term liabilities	270	315
Total liabilities	8,588	8,550
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 127,854,145 and 131,163,899 shares issued and outstanding at October 3, 2025, and January 3, 2025, respectively	—	—
Additional paid-in capital	588	1,112
Retained earnings	4,375	3,410
Accumulated other comprehensive loss	(54)	(110)
Total Leidos stockholders’ equity	4,909	4,412
Non-controlling interest	45	48
Total stockholders' equity	4,954	4,460
Total liabilities and stockholders' equity	$13,542	$13,010
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	1

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(unaudited; in millions, except per share data)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Revenues	$4,469	$4,190	$12,967	$12,297
Cost of revenues	3,648	3,428	10,607	10,192
Selling, general and administrative expenses	286	247	733	704
Acquisition, integration and restructuring costs	4	3	10	14
Asset impairment charges	4	6	4	6
Equity earnings of non-consolidated subsidiaries	(8)	(10)	(23)	(25)
Operating income	535	516	1,636	1,406
Non-operating income (expense):
Interest expense, net	(51)	(46)	(155)	(146)
Other (expense) income, net	—	—	(1)	4
Income before income taxes	484	470	1,480	1,264
Income tax expense	(115)	(108)	(353)	(295)
Net income	369	362	1,127	969
Less: net income (loss) attributable to non-controlling interest	2	(2)	6	(1)
Net income attributable to Leidos common stockholders	$367	$364	$1,121	$970

Earnings per share:
Basic	$2.87	$2.72	$8.69	$7.19
Diluted	2.82	2.68	8.62	7.13
See accompanying notes to condensed consolidated financial statements.

2	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(unaudited; in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net income	$369	$362	$1,127	$969
Foreign currency translation adjustments	(4)	37	60	18
Unrecognized loss on derivative instruments	(2)	(5)	(4)	(4)
Pension adjustments	1	(1)	—	—
Total other comprehensive (loss) income, net of taxes	(5)	31	56	14
Comprehensive income	364	393	1,183	983
Less: net income (loss) attributable to non-controlling interest	2	(2)	6	(1)
Comprehensive income attributable to Leidos common stockholders	$362	$395	$1,177	$984
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	3

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at January 3, 2025	131	$1,112	$3,410	$(110)	$4,412	$48	$4,460
Net income	—	—	363	—	363	2	365
Other comprehensive income, net of taxes	—	—	—	27	27	—	27
Issuances of stock	1	17	—	—	17	—	17
Repurchases of stock and other	(3)	(531)	—	—	(531)	—	(531)
Dividends of $0.40 per share	—	—	(52)	—	(52)	—	(52)
Stock-based compensation	—	21	—	—	21	—	21
Net capital distributions to non-controlling interest	—	—	—	—	—	(5)	(5)
Balance at April 4, 2025	129	$619	$3,721	$(83)	$4,257	$45	$4,302
Net income	—	—	391	—	391	2	393
Other comprehensive income, net of taxes	—	—	—	34	34	—	34
Issuances of stock	—	16	—	—	16	—	16
Repurchases of stock and other	(1)	(10)	—	—	(10)	—	(10)
Dividends of $0.40 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	25	—	—	25	—	25
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at July 4, 2025	128	$650	$4,061	$(49)	$4,662	$45	$4,707
Net income	—	—	367	—	367	2	369
Other comprehensive income, net of taxes	—	—	—	(5)	(5)	—	(5)
Issuances of stock	—	15	—	—	15	—	15
Repurchases of stock and other	—	(103)	—	—	(103)	—	(103)
Dividends of $0.40 per share	—	—	(53)	—	(53)	—	(53)
Stock-based compensation	—	26	—	—	26	—	26
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at October 3, 2025	128	$588	$4,375	$(54)	$4,909	$45	$4,954
See accompanying notes to condensed consolidated financial statements.

4	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at December 29, 2023	136	$1,885	$2,364	$(48)	$4,201	$57	$4,258
Net income (loss)	—	—	284	—	284	(1)	283
Other comprehensive loss, net of taxes	—	—	—	(24)	(24)	—	(24)
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(184)	—	—	(184)	—	(184)
Dividends of $0.38 per share	—	—	(53)	—	(53)	—	(53)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 29, 2024	135	$1,735	$2,595	$(72)	$4,258	$55	$4,313
Net income	—	—	322	—	322	2	324
Other comprehensive income, net of taxes	—	—	—	7	7	—	7
Issuances of stock	1	14	—	—	14	—	14
Repurchases of stock and other	(1)	(115)	—	—	(115)		(115)
Dividends of $0.38 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at June 28, 2024	135	$1,654	$2,866	$(65)	$4,455	$55	$4,510
Net income (loss)	—	—	364	—	364	(2)	362
Other comprehensive income, net of taxes	—	—	—	31	31	—	31
Issuances of stock	—	1	—	—	1	—	1
Repurchases of stock and other	(2)	(205)	—	—	(205)	—	(205)
Dividends of $0.38 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	19	—	—	19	—	19
Balance at September 27, 2024	133	$1,469	$3,179	$(34)	$4,614	$53	$4,667
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	5

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(unaudited; in millions)	October 3, 2025	September 27, 2024
Cash flows from operations:
Net income	$1,127	$969
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	215	211
Stock-based compensation	72	59
Deferred income taxes	288	(96)
Asset impairment charges	4	6
Other	3	5
Change in assets and liabilities, net of effects of acquisition:
Receivables	(297)	(260)
Other current assets and other long-term assets	26	102
Accounts payable and accrued liabilities and other long-term liabilities	(108)	(101)
Accrued payroll and employee benefits	(10)	208
Income taxes receivable/payable	(65)	38
Net cash provided by operating activities	1,255	1,141
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(292)	—
Payments for property, equipment and software	(82)	(63)
Other	2	7
Net cash used in investing activities	(372)	(56)
Cash flows from financing activities:
Proceeds from debt issuance	997	—
Repayments of borrowings	(1,014)	(14)
Payments for debt issuance costs	(7)	—
Dividend payments	(156)	(155)
Repurchases of stock and other	(639)	(500)
Proceeds from issuances of stock	47	28
Net capital distributions to non-controlling interests	(9)	(3)
Other	(7)	—
Net cash used in financing activities	(788)	(644)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	11	5
Net increase in cash, cash equivalents and restricted cash	106	446
Cash, cash equivalents and restricted cash at beginning of period	991	792
Cash, cash equivalents and restricted cash at end of period	1,097	1,238
Less: restricted cash at end of period	123	141
Cash and cash equivalents at end of period	$974	$1,097
See accompanying notes to condensed consolidated financial statements.

6	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Nine Months Ended
(unaudited; in millions)	October 3, 2025	September 27, 2024
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$179	$276
Cash paid for interest	177	167
Non-cash investing activity:
Property, plant and equipment additions	$4	$72
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	7

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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We disaggregated "Deferred tax assets" from "Other long-term assets" and "Deferred tax liabilities" from "Other long-term liabilities" on the condensed consolidated balance sheets. Additionally, we combined "Net proceeds from sale of assets" into "Other" within net cash used in investing activities on the condensed consolidated statements of cash flows.
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
The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. We plan to adopt these amendments using the prospective approach for annual disclosures in fiscal 2025 and do not expect them to have a material impact on our consolidated financial statements and related disclosures.
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
ASU 2025-06 Intangibles - Goodwill and Other-Internal-Use Software
In September 2025, the FASB issued ASU 2025-06 which amends certain aspects of the accounting and disclosure of Internal use software costs. Current guidance requires capitalization of internal-use software development costs depending on the nature of the costs and the project stage during which they occur. The amendments in this update remove references to prescriptive and sequential software development stages and require entities to start capitalizing software development costs when a) management authorizes and commits to funding the software project, and b) it is probable that the project will be completed, and the software will be used to perform the intended function.

The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2027, including interim periods within those annual reporting periods, and may be adopted on a prospective, modified or retrospective basis. Early adoption is permitted. We are currently evaluating the impacts of this update and plan to adopt these amendments using the prospective approach in fiscal 2026. We do not expect them to have a material impact on our consolidated financial statements and related disclosures.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Favorable impact	$52	$58	$147	$125
Unfavorable impact	(32)	(28)	(89)	(107)
Net impact to income before income taxes	$20	$30	$58	$18

Impact on diluted EPS attributable to Leidos common stockholders	$0.11	$0.17	$0.34	$0.10

Leidos Holdings, Inc.	9

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $18 million and $32 million for the three and nine months ended October 3, 2025, respectively, and $78 million and $12 million for the three and nine months ended September 27, 2024, respectively. The changes primarily relate to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
CASH AND CASH EQUIVALENTS
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Effective as of the first quarter of fiscal 2025, we changed our policy to exclude outstanding payments from “Cash and cash equivalents” on the condensed consolidated balance sheets. To reflect the change in accounting policy, we recast "Cash and cash equivalents" and "Accounts payable and accrued liabilities" on the condensed consolidated balance sheet as of January 3, 2025, reducing both balances by $94 million from the previously reported amounts. The recast of the condensed consolidated statement of cash flows for the nine months ended September 27, 2024, resulted in an increase of $48 million to net cash provided by operations.
We believe this presentation enhances the usefulness of financial reporting and enhances comparability to align with industry practice. There is no impact to our condensed consolidated statements of operations, including EPS, condensed consolidated statements of comprehensive income, or condensed consolidated statements of equity. All periods presented have been adjusted.
RESTRICTED CASH
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $123 million and $141 million at October 3, 2025, and January 3, 2025, respectively.
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
As of October 3, 2025, we had $17 billion of RPO and expect to recognize approximately 64% and 82% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
DISAGGREGATION OF REVENUES
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended October 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$1,456	$241	$10	$536	$2,243
Other U.S. government agencies(1)	513	1,034	89	16	1,652
Commercial and non-U.S. customers	32	21	471	30	554
Total	$2,001	$1,296	$570	$582	$4,449

10	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 27, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$1,281	$243	$15	$475	$2,014
Other U.S. government agencies(1)	540	964	114	18	1,636
Commercial and non-U.S. customers	26	16	448	29	519
Total	$1,847	$1,223	$577	$522	$4,169
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

	Nine Months Ended October 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$4,106	$763	$22	$1,476	$6,367
Other U.S. government agencies(1)	1,536	3,028	285	63	4,912
Commercial and non-U.S. customers	83	58	1,396	94	1,631
Total	$5,725	$3,849	$1,703	$1,633	$12,910

	Nine Months Ended September 27, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoD and U.S. Intelligence Community	$3,749	$755	$29	$1,341	$5,874
Other U.S. government agencies(1)	1,585	2,867	268	64	4,784
Commercial and non-U.S. customers	87	48	1,348	86	1,569
Total	$5,421	$3,670	$1,645	$1,491	$12,227
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended October 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$1,107	$443	$99	$345	$1,994
Firm-fixed-price	555	809	347	201	1,912
Time-and-materials and fixed-price-level-of-effort	339	44	124	36	543
Total	$2,001	$1,296	$570	$582	$4,449

	Three Months Ended September 27, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$980	$433	$94	$326	$1,833
Firm-fixed-price	511	737	378	155	1,781
Time-and-materials and fixed-price-level-of-effort	356	53	105	41	555
Total	$1,847	$1,223	$577	$522	$4,169

Leidos Holdings, Inc.	11

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended October 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$3,127	$1,344	$284	$978	$5,733
Firm-fixed-price	1,566	2,355	1,051	536	5,508
Time-and-materials and fixed-price-level-of-effort	1,032	150	368	119	1,669
Total	$5,725	$3,849	$1,703	$1,633	$12,910

	Nine Months Ended September 27, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$2,874	$1,331	$269	$940	$5,414
Firm-fixed-price	1,497	2,176	1,049	437	5,159
Time-and-materials and fixed-price-level-of-effort	1,050	163	327	114	1,654
Total	$5,421	$3,670	$1,645	$1,491	$12,227
Disaggregated revenues by geographic location were as follows:

	Three Months Ended October 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$1,987	$1,293	$248	$576	$4,104
International	14	3	322	6	345
Total	$2,001	$1,296	$570	$582	$4,449

	Three Months Ended September 27, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$1,840	$1,222	$257	$511	$3,830
International	7	1	320	11	339
Total	$1,847	$1,223	$577	$522	$4,169

	Nine Months Ended October 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$5,695	$3,843	$733	$1,607	$11,878
International	30	6	970	26	1,032
Total	$5,725	$3,849	$1,703	$1,633	$12,910

	Nine Months Ended September 27, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$5,398	$3,666	$692	$1,458	$11,214
International	23	4	953	33	1,013
Total	$5,421	$3,670	$1,645	$1,491	$12,227

12	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenues by customer-type, contract-type and geographic location exclude lease income of $20 million and $57 million for the three and nine months ended October 3, 2025, respectively, and $21 million and $70 million for the three and nine months ended September 27, 2024, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

(in millions)	Balance sheet line item	October 3, 2025	January 3, 2025
Contract assets - current:
Unbilled receivables	Receivables, net	$949	$842
Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$396	$333
Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$6	$10
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The increase in unbilled receivables was primarily due to revenue recognized on certain contracts, partially offset by the timing of billings on certain contracts. The increase in deferred revenue was primarily due to the timing of advanced payments from customers, offset by revenue recognized during the period.
For the three and nine months ended October 3, 2025, $21 million and $220 million, respectively, of revenue recognized was included as a contract liability at January 3, 2025. For the three and nine months ended September 27, 2024, $45 million and $256 million, respectively, of revenue recognized was included as a contract liability at December 29, 2023.
Note 3–Acquisitions, Goodwill and Intangible Assets
KUDU DYNAMICS ACQUISITION
On May 23, 2025 (the "Purchase Date"), we completed the acquisition of Savanna Industries, Inc. ("Kudu Dynamics") for a final purchase consideration of $293 million, net of $29 million of cash acquired. The Kudu Dynamics business provides artificial intelligence enabled cyber capabilities for defense, intelligence and homeland security customers.
The preliminary goodwill recognized of $229 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. All of the goodwill recognized is tax deductible.
The following table summarizes the final fair value of intangible assets acquired at the Purchase Date and the related weighted average amortization period:

	Weighted Amortization Period	Fair Value
	(in years)	(in millions)
Programs	7	$60
Backlog	1	12
Total		$72
For the three and nine months ended October 3, 2025, $26 million and $38 million, respectively, of revenues related to Kudu Dynamics were recognized within the National Security & Digital reportable segment.

Leidos Holdings, Inc.	13

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GOODWILL
The following table presents changes in the carrying amount of goodwill by reportable segment:

(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Goodwill at December 29, 2023(1)	$2,758	$1,366	$800	$1,188	$6,112
Foreign currency translation adjustments	—	—	(28)	—	(28)
Goodwill at January 3, 2025(1)	2,758	1,366	772	1,188	6,084
Acquisition of a business	229	—	—	—	229
Foreign currency translation adjustments	—	—	29	—	29
Goodwill at October 3, 2025(1)	$2,987	$1,366	$801	$1,188	$6,342
(1) Carrying amount includes accumulated impairment loss of $596 million within the Commercial & International segment.
We evaluate qualitative factors that could cause us to consider whether the estimated fair value of each of our reporting units may be lower than the carrying value, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in management, strategy, partners or litigation.
During the three and nine months ended October 3, 2025, and September 27, 2024, there were no impairments to goodwill.
INTANGIBLE ASSETS
Intangible assets, net consisted of the following:

	October 3, 2025			January 3, 2025
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Programs	$1,748	$(1,366)	$382	$1,686	$(1,293)	$393
Software and technology	263	(181)	82	261	(165)	96
Backlog	12	(4)	8	—	—	—
Customer relationships	53	(33)	20	52	(28)	24
Total finite-lived intangible assets	2,076	(1,584)	492	1,999	(1,486)	513
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$2,080	$(1,584)	$496	$2,003	$(1,486)	$517
Amortization expense was $34 million and $96 million for the three and nine months ended October 3, 2025, respectively, and $37 million and $110 million for the three and nine months ended September 27, 2024, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The estimated annual amortization expense as of October 3, 2025, was as follows:

Fiscal year ending (in millions)
2025 (remainder of year)	$34
2026	111
2027	85
2028	76
2029	63
2030 and thereafter	123
$492
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
As of January 3, 2025, our derivatives primarily consisted of the cash flow interest rate swaps on $500 million of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The carrying value and fair value of our cash flow interest rate swap was $4 million. The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the one-month Secured Overnight Financing Rate ("SOFR") rate as of January 3, 2025 (Level 2 inputs). The $500 million interest rate swaps matured in August 2025.
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. As of October 3, 2025, and January 3, 2025, the carrying value of our notes receivable of $16 million approximates fair value as the stated interest rates within the agreements are materially consistent with the current market rates for similar instruments (Level 2 inputs). Our notes receivable are included within “Other current assets” and "Other long-term assets" on the condensed consolidated balance sheets.
As of October 3, 2025, and January 3, 2025, the fair value of debt was $4.7 billion and $4.5 billion, respectively, and the carrying amount was $4.7 billion for both periods (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements and our credit rating (Level 2 inputs).
The assets and liabilities acquired in connection with the Kudu Dynamics acquisition were measured at fair value on a non-recurring basis using Level 3 inputs (see "Note 3–Acquisitions, Goodwill and Intangible Assets").

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
The fair value of the interest rate swaps was as follows:

(in millions)	Balance sheet line item	October 3, 2025	January 3, 2025
Cash flow interest rate swaps	Other current assets	$—	$4
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
CASH FLOW HEDGES
As of January 3, 2025, we had 2.96% fixed interest rate swap agreements to hedge the cash flows of $500 million of the variable rate senior unsecured term loan (the "Variable Rate Loan"). The objective of these instruments was to reduce variability in the forecasted interest payments of the Variable Rate Loan. Under the terms of the interest rate swap agreements, we received monthly variable interest payments based on the one-month SOFR and paid interest at a fixed rate. These interest rate swap agreements matured in August 2025.
The interest rate swap transactions were accounted for as cash flow hedges. The gain/loss on the swaps was reported as a component of other comprehensive income (loss) and was reclassified into earnings when the interest payments on the underlying hedged items impacted earnings. A qualitative assessment of hedge effectiveness was performed on a quarterly basis.
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Total interest expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$51	$46	$155	$146
Amount recognized in other comprehensive income (loss)	—	(4)	1	3
Amount reclassified from accumulated other comprehensive loss to interest expense, net	(1)	(3)	(4)	(9)

16	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 6–Debt
Our debt consisted of the following:

(in millions)	Stated interest rate	Effective interest rate	October 3, 2025	January 3, 2025
Senior unsecured term loan:
$1,000 million term loan, due March 2028	5.54%	5.70%	$500	$1,000
Senior unsecured notes:
$500 million notes, due May 2025	3.63%	3.76%	—	500
$750 million notes, due May 2030	4.38%	4.50%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$500 million notes, due March 2032	5.40%	5.42%	500	—
$250 million notes, due July 2032	7.13%	7.43%	250	250
$750 million notes, due March 2033	5.75%	5.81%	750	750
$300 million notes, due July 2033	5.50%	5.88%	161	161
$500 million notes, due March 2035	5.50%	5.55%	500	—
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	2.28%-6.31%	59	73
Less: unamortized debt discounts and deferred debt issuance costs			(37)	(32)
Total long-term debt			4,651	4,670
Less current portion			(19)	(618)
Total long-term debt, net of current portion			$4,632	$4,052
REVOLVING CREDIT FACILITY
We have a $1.0 billion senior unsecured revolving facility (the “Revolving Facility”). The Revolving Facility will mature in March 2028 and is subject to an annual commitment fee rate of 0.125% on the unused credit availability and permits two additional one-year extensions subject to lender consent. Principal payments are made quarterly, with the majority of the principal due at maturity. As of October 3, 2025, and January 3, 2025, there were no borrowings outstanding under the Revolving Facility.
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
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of October 3, 2025, and January 3, 2025, we did not have any Commercial Paper Notes outstanding.

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
We were in compliance with all financial covenants as of October 3, 2025.
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

(in millions)	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
Balance at December 29, 2023	$(39)	$5	$(14)	$(48)
Other comprehensive income (loss)	(64)	5	2	(57)
Taxes	5	2	(1)	6
Reclassification from AOCI	—	(11)	—	(11)
Balance at January 3, 2025	(98)	1	(13)	(110)
Other comprehensive income	65	1	—	66
Taxes	(5)	(1)	—	(6)
Reclassification from AOCI	—	(4)	—	(4)
Balance at October 3, 2025	$(38)	$(3)	$(13)	$(54)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of operations.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Basic weighted average number of shares outstanding	128	134	129	135
Dilutive common share equivalents—stock options and other stock awards	2	2	1	1
Diluted weighted average number of shares outstanding	130	136	130	136
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were less than 0.2 million for both the three and nine months ended October 3, 2025, and less than 0.5 million for both the three and nine months ended September 27, 2024.
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
We made open market repurchases of our common stock for an aggregate purchase price of $100 million during both the three and nine months ended October 3, 2025, and $200 million and $450 million during the three and nine months ended September 27, 2024, respectively. All repurchased shares were immediately retired.
Note 9–Income Taxes
On July 4, 2025, tax legislation was enacted in H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) implementing several corporate tax law changes, including but not limited to, (1) restoring the ability to immediately expense U.S. research and development costs; (2) allowing certain taxpayers an election to deduct the unamortized balance of U.S. research and development costs capitalized in prior years; and (3) reinstating one hundred percent bonus depreciation for eligible property. Based upon our interpretation of the law as currently enacted, we estimate that income taxes payable and net deferred taxes will be $270 million and $235 million, respectively, lower at January 2, 2026, than our estimates prior to the OBBBA enactment.
For the three months ended October 3, 2025, the effective tax rate was 23.8% compared to 23.0% for the three months ended September 27, 2024. The increase to the effective tax rate was primarily due to impacts from the OBBBA, partially offset by a decrease in valuation allowance compared to the prior year quarter.
For the nine months ended October 3, 2025, the effective tax rate was 23.9% compared to 23.3% for the nine months ended September 27, 2024. The increase to the effective tax rate was primarily due to impacts from the OBBBA.
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
The following table summarizes business segment information for the periods presented:

	Three Months Ended October 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$2,015	$1,301	$571	$582	$4,469
Less:
Direct labor	510	236	109	113	968
Amortization of intangible assets	8	6	7	13	34
Other segment expense	1,306	731	417	419	2,873
Segment operating income	$191	$328	$38	$37	$594

Corporate expense					59
Total operating income					$535

Leidos Holdings, Inc.	19

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 27, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$1,865	$1,225	$578	$522	$4,190
Less:
Direct labor	483	232	103	103	921
Amortization of intangible assets	6	8	7	16	37
Other segment expense	1,189	698	427	366	2,680
Segment operating income	$187	$287	$41	$37	$552

Corporate expense					36
Total operating income					$516

	Nine Months Ended October 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$5,765	$3,864	$1,705	$1,633	$12,967
Less:
Direct labor	1,503	715	317	330	2,865
Amortization of intangible assets	20	18	21	37	96
Other segment expense	3,678	2,193	1,252	1,154	8,277
Segment operating income	$564	$938	$115	$112	$1,729

Corporate expense					93
Total operating income					$1,636

	Nine Months Ended September 27, 2024
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$5,471	$3,687	$1,648	$1,491	$12,297
Less:
Direct labor	1,454	711	306	307	2,778
Amortization of intangible assets	17	21	22	50	110
Other segment expense	3,455	2,139	1,256	1,042	7,892
Segment operating income	$545	$816	$64	$92	$1,517

Corporate expense					111
Total operating income					$1,406
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
Defense Contract Audit Agency
As of October 3, 2025, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2023 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of October 3, 2025, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
Other Government Investigations and Reviews
As previously disclosed, the Company voluntarily self-reported to the Department of Justice and the Securities and Exchange Commission ("SEC") an investigation related to activities by its employees, third party representatives and subcontractors, raising concerns related to a portion of our business that conducts international operations, and has cooperated with both agencies. In December 2024, the Company received notification from the U.S. Department of Justice that it had closed its inquiry. While the Company has engaged with the SEC, the Company cannot anticipate the timing, outcome or possible impact of an SEC investigation, although violations of applicable laws may result in civil sanctions, including monetary penalties, and reputational damage.
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
COMMITMENTS
As of October 3, 2025, we have outstanding letters of credit of $114 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $151 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.

Leidos Holdings, Inc.	21

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of October 3, 2025, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending (in millions)
2025 (remainder of year)	$121
2026	19
2027	44
2028	71
2029	8
2030 and thereafter	2
$265
Note 12–Subsequent Events
On October 31, 2025, the Company completed the divestiture of an immaterial business not aligned to the Company's long term strategy within the Commercial and International reportable segment.

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
BUSINESS ENVIRONMENT AND TRENDS
U.S. GOVERNMENT MARKETS
During both the three and nine months ended October 3, 2025, and September 27, 2024, we generated approximately 87%, of total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On October 1, 2025, the federal government shutdown following the expiration of a continuing resolution. Congress is currently working to reopen the federal government and is engaged in ongoing negotiations. As a result of the government shutdown, we may experience reduced or delayed work on existing contracts and there may be delays in other government contracting actions and payments. Once the government reopens, Congress will resume consideration of the Fiscal Year 2026 appropriations bills, with the goal of completing them by the end of the current calendar year.

Leidos Holdings, Inc.	23

PART I—FINANCIAL INFORMATION
INTERNATIONAL MARKETS
Sales to customers in international markets represented approximately 8% of total revenues for both the three and nine months ended October 3, 2025, and September 27, 2024. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
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
RESULTS OF OPERATIONS
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 3, 2025	September 27, 2024	Percent change	October 3, 2025	September 27, 2024	Percent change
Revenues	$4,469	$4,190	6.7%	$12,967	$12,297	5.4%
Operating income	535	516	3.7%	1,636	1,406	16.4%
Non-operating expense, net	(51)	(46)	10.9%	(156)	(142)	9.9%
Income before income taxes	484	470	3.0%	1,480	1,264	17.1%
Income tax expense	(115)	(108)	6.5%	(353)	(295)	19.7%
Net income	369	362	1.9%	1,127	969	16.3%
Net income attributable to Leidos common stockholders	$367	$364	0.8%	$1,121	$970	15.6%
Operating margin	12.0%	12.3%		12.6%	11.4%
SEGMENT AND CORPORATE RESULTS

	Three Months Ended			Nine Months Ended
National Security & Digital (dollars in millions)	October 3, 2025	September 27, 2024	Percent change	October 3, 2025	September 27, 2024	Percent change
Revenues	$2,015	$1,865	8.0%	$5,765	$5,471	5.4%
Operating income	191	187	2.1%	564	545	3.5%
Operating margin	9.5%	10.0%		9.8%	10.0%
The increase in revenues for the three months ended October 3, 2025, as compared to the three months ended September 27, 2024, was primarily attributable to program wins, a net increase in volumes and $26 million of revenues recognized from the acquisition of Savanna Industries, Inc. ("Kudu Dynamics"), partially offset by the completion of certain contracts.
The increase in revenues for the nine months ended October 3, 2025, as compared to the nine months ended September 27, 2024, was primarily attributable to program wins, a net increase in volumes on certain programs and $38 million of revenues recognized from the acquisition of Kudu Dynamics, partially offset by the completion of certain contracts.
The increase in operating income for the three months ended October 3, 2025, as compared to the three months ended September 27, 2024, was primarily attributable to program wins.
The increase in operating income for the nine months ended October 3, 2025, as compared to the nine months ended September 27, 2024, was primarily attributable to program wins and a net increase in volumes, partially offset by the completion of certain contracts.

24	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION

	Three Months Ended			Nine Months Ended
Health & Civil (dollars in millions)	October 3, 2025	September 27, 2024	Percent change	October 3, 2025	September 27, 2024	Percent change
Revenues	$1,301	$1,225	6.2%	$3,864	$3,687	4.8%
Operating income	328	287	14.3%	938	816	15.0%
Operating margin	25.2%	23.4%		24.3%	22.1%
The increase in revenues and operating income for the three and nine months ended October 3, 2025, as compared to the three and nine months ended September 27, 2024, was primarily attributable to increased volumes and net write-ups on certain programs within the managed health services business.

	Three Months Ended			Nine Months Ended
Commercial & International (dollars in millions)	October 3, 2025	September 27, 2024	Percent change	October 3, 2025	September 27, 2024	Percent change
Revenues	$571	$578	(1.2%)	$1,705	$1,648	3.5%
Operating income	38	41	(7.3%)	115	64	79.7%
Operating margin	6.7%	7.1%		6.7%	3.9%
The decrease in revenues for the three months ended October 3, 2025, as compared to the three months ended September 27, 2024, was primarily attributable to the completion of certain contracts, partially offset by program wins.
The increase in revenues for the nine months ended October 3, 2025, as compared to the nine months ended September 27, 2024, was primarily attributable to program wins and prior year write-downs on certain programs within our UK operations, partially offset by completion of certain programs and a net decrease in volumes.
The decrease in operating income for the three months ended October 3, 2025, as compared to the three months ended September 27, 2024, was primarily attributable to an increase in technological investments and operating costs, partially offset by a net increase in volumes, net write-ups on certain programs and product mix.
The increase in operating income for the nine months ended October 3, 2025, as compared to the nine months ended September 27, 2024, was primarily attributable prior year write-downs on certain programs within our UK operations, program wins and product mix, partially offset by completion of certain contracts and an increase in technological investments and operating costs.

	Three Months Ended			Nine Months Ended
Defense Systems (dollars in millions)	October 3, 2025	September 27, 2024	Percent change	October 3, 2025	September 27, 2024	Percent change
Revenues	$582	$522	11.5%	$1,633	$1,491	9.5%
Operating income	37	37	—%	112	92	21.7%
Operating margin	6.4%	7.1%		6.9%	6.2%
The increase in revenues for the three months ended October 3, 2025, as compared to the three months ended September 27, 2024, was primarily attributable to a net increase in volumes and program wins, partially offset by the completion of certain contracts.
The increase in revenues for the nine months ended October 3, 2025, as compared to the nine months ended September 27, 2024, was primarily attributable to program wins and a net increase in volumes, partially offset by the completion of certain contracts.
While revenues increased for the three months ended October 3, 2025, as compared to the three months ended September 27, 2024, operating income remained consistent. This was primarily attributable to higher material costs for production programs in their initial phases.
The increase in operating income for the nine months ended October 3, 2025, as compared to the nine months ended September 27, 2024, was primarily attributable to program wins and a decrease in amortization expense in the current year.

Leidos Holdings, Inc.	25

PART I—FINANCIAL INFORMATION

	Three Months Ended			Nine Months Ended
Corporate (dollars in millions)	October 3, 2025	September 27, 2024	Percent change	October 3, 2025	September 27, 2024	Percent change
Operating loss	$(59)	$(36)	63.9%	$(93)	$(111)	(16.2%)
The increase in operating loss for the three months ended October 3, 2025, as compared to the three months ended September 27, 2024, was primarily attributable to a $24 million increase in legal reserves and general and administrative expenses.
The decrease in operating loss for the nine months ended October 3, 2025, as compared to the nine months ended September 27, 2024, was primarily attributable to decreased legal fees, a $25 million insurance reimbursement for legal costs primarily incurred prior to fiscal year 2025 and lower acquisition and integration costs.
NON-OPERATING EXPENSE, NET
Non-operating expense, net for the three months ended October 3, 2025, was $51 million as compared to $46 million for the three months ended September 27, 2024. The increase was primarily driven by increased interest expense as a result of the two $500 million senior notes issued in February 2025.
Non-operating expense, net for the nine months ended October 3, 2025, was $156 million as compared to $142 million for the nine months ended September 27, 2024. The increase was primarily driven by increased interest expense as a result of the two $500 million senior notes issued in February 2025 and unfavorable exchange rate movements.
PROVISION FOR INCOME TAXES
On July 4, 2025, tax legislation was enacted in H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) implementing several corporate tax law changes, including but not limited to, (1) restoring the immediate expensing of U.S. research and development costs; (2) allowing certain taxpayers an election to deduct the unamortized balance of U.S. research and development costs capitalized in prior years; and (3) reinstating one hundred percent bonus depreciation for eligible property. Based upon our interpretation of the law as currently enacted, we estimate that income taxes payable and net deferred taxes will be $270 million and $235 million, respectively, lower at January 2, 2026, than our estimates prior to the OBBBA enactment.
For the three months ended October 3, 2025, our effective tax rate was 23.8% compared to 23.0% for the three months ended September 27, 2024. The increase to the effective tax rate was primarily due to impacts from the OBBBA, partially offset by a decrease in valuation allowance compared to the prior year quarter.
For the nine months ended October 3, 2025, our effective tax rate was 23.9% compared to 23.3% for the nine months ended September 27, 2024. The increase to the effective tax rate was primarily due to impacts from the OBBBA.
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
We recorded net bookings worth an estimated $5.9 billion and $11.9 billion during the three and nine months ended October 3, 2025, respectively, as compared to $8.0 billion and $15.8 billion for the three and nine months ended September 27, 2024, respectively.

26	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
The estimated value of our total backlog was as follows:

	October 3, 2025			September 27, 2024(1)
(in millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
National Security & Digital	$3,203	$23,246	$26,449	$3,323	$20,908	$24,231
Health & Civil	1,866	9,043	10,909	1,536	10,002	11,538
Commercial & International	2,549	2,398	4,947	2,631	2,022	4,653
Defense Systems	1,446	3,905	5,351	1,602	3,489	5,091
Total	$9,064	$38,592	$47,656	$9,092	$36,421	$45,513
(1) Amounts have been recast to include estimated future revenue on task orders expected to be awarded under sole source IDIQ contracts. As a result, unfunded backlog increased $4,952 million.
Backlog at October 3, 2025, includes $149 million acquired through the acquisition of Kudu Dynamics within our National Security & Digital reportable segment.
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
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW OF LIQUIDITY
As of October 3, 2025, we had $974 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1 billion in additional borrowing, if required. As of October 3, 2025, and January 3, 2025, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $4.7 billion at both October 3, 2025, and January 3, 2025. In February 2025, we issued and sold $500 million 5.40% and $500 million 5.50% senior unsecured notes maturing in March 2032 and March 2035, respectively. The annual interest rate is payable on a semi-annual basis. The proceeds from the issuance of the notes were used to retire the $500 million senior unsecured notes due May 2025 and repurchase $500 million outstanding shares of common stock in an accelerated share repurchase agreement (“ASR”) as discussed below.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") and have maturities of up to 397 days from the date of issuance. As of October 3, 2025, and January 3, 2025, we did not have any Commercial Paper Notes outstanding.
We made principal payments on our debt of $455 million and $1,014 million during the three and nine months ended October 3, 2025, respectively, and $5 million and $14 million for the three and nine months ended September 27, 2024, respectively. The activity for the three months ended October 3, 2025, included a prepayment on our senior unsecured term loan of $450 million and the activity for the nine months ended October 3, 2025, also included a $500 million payment to discharge the $500 million notes due May 2025.
Our senior unsecured term loan, senior unsecured notes and senior unsecured revolving facility contain financial covenants and customary restrictive covenants. We were in compliance with all financial covenants as of October 3, 2025.
We paid dividends of $51 million and $156 million during the three and nine months ended October 3, 2025, respectively, and $51 million and $155 million during the three and nine months ended September 27, 2024, respectively.
Stock repurchases of Leidos common stock may be made on the open market or in privately negotiated transactions with third parties including through ASR agreements. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. Repurchases may be accelerated, suspended, delayed or discontinued at any time.

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
We made open market repurchases of our common stock for an aggregate purchase price of $100 million during both the three and nine months ended October 3, 2025, and $200 million and $450 million during the three and nine months ended September 27, 2024, respectively.
On July 4, 2025, tax legislation was enacted as part of the OBBBA, implementing several corporate tax law changes as described above within Results of Operations. We anticipate our federal and state tax payments will decrease by approximately $150 million in fiscal 2025, as compared to our estimates prior to the OBBBA enactment, primarily due to the decrease in our estimated 2025 taxable income related to these changes. The actual decrease may be impacted by future guidance or interpretive rules issued by the U.S. Treasury, among other factors. We will continue to assess the effects on our liquidity as tax legislation evolves.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
SUMMARY OF CASH FLOWS
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net cash provided by operating activities(1)	$711	$647	$1,255	$1,141
Net cash used in investing activities	(36)	(23)	(372)	(56)
Net cash used in financing activities	(595)	(257)	(788)	(644)
(1) Net cash provided by operating activities for the three and nine months ended September 27, 2024, was recast to reflect a change in the accounting policy, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies."
Net cash provided by operating activities increased $64 million during the three months ended October 3, 2025, when compared to the prior year quarter. The increase was primarily due to an increase in tax benefits from the impacts of the OBBBA legislation and favorable changes in working capital, partially offset by the timing of payroll and employee benefit payments.
Net cash provided by operating activities increased $114 million during the nine months ended October 3, 2025, when compared to the prior year. The increase was primarily due to an increase in tax benefits from the impacts of the OBBBA legislation, partially offset by the timing of payroll and employee benefit payments.
Net cash used in investing activities increased $13 million for the three months ended October 3, 2025, when compared to the prior year quarter. The increase was primarily due to higher capital expenditures and a $7 million payment related to the acquisition of Kudu Dynamics.
Net cash used in investing activities increased $316 million for the nine months ended October 3, 2025, when compared to the prior year. The increase was primarily due to $292 million of net cash paid related to the acquisition of Kudu Dynamics and higher capital expenditures.
Net cash used in financing activities increased $338 million for the three months ended October 3, 2025, when compared to the prior year quarter. The increase was primarily due to a $450 million prepayment on our senior unsecured term loan, partially offset by a $100 million decrease in stock repurchases in the current year quarter.
Net cash used in financing activities increased $144 million for the nine months ended October 3, 2025, when compared to the prior year primarily due to a $150 million increase in stock repurchases, a $10 million increase in payments for debt activities, partially offset by a $11 million decrease in shares withheld for tax obligations.

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

Leidos Holdings, Inc.	29

PART I—FINANCIAL INFORMATION
BALANCE SHEET INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

(in millions)	October 3, 2025	January 3, 2025
Total current assets	$2,932	$2,550
Goodwill	5,673	5,673
Other long-term assets	1,263	1,498
Total assets	$9,868	$9,721

Total current liabilities	$2,087	$2,677
Long-term debt, net of current portion	4,632	4,052
Intercompany payables	4,282	3,319
Other long-term liabilities	865	820
Total liabilities	$11,866	$10,868
STATEMENT OF OPERATIONS INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

Nine Months Ended
(in millions)	October 3, 2025
Revenues, net	$8,130
Operating income	666
Net income attributable to Leidos common stockholders	12
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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 3, 2025. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On May 23, 2025, we completed the acquisition of Kudu Dynamics. We have excluded Kudu Dynamics from our evaluation of the effectiveness of our internal control over financial reporting for the third quarter of fiscal 2025.
Other than the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended October 3, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(b)None
(c)Purchases of Equity Securities by the Issuer
The following table presents information related to the repurchases of our common stock during the quarter ended October 3, 2025.

Period	Total Number of Shares(1) (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 5, 2025 - July 31, 2025	—	$—	—	3,793,813
August 1, 2025 - August 31, 2025	559,181	178.83	559,181	3,234,632
September 1, 2025 - September 30, 2025	2,914	183.80	—	3,234,632
October 1, 2025 - October 3, 2025	—	—	—	3,234,632
Total	562,095	$178.86	559,181
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

32	Leidos Holdings, Inc.

PART II—OTHER INFORMATION
Item 5. Other Information
RULE 10B5-1 TRADING ARRANGEMENT
The following table includes the material terms of each trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended ("Rule 10b5-1 Plan") by our executive officers and directors during the three months ended October 3, 2025.

Name and title	Date of adoption(1)	Date of termination	Scheduled expiration date(2)	Aggregate number of shares of common stock to be purchased or sold(3)
Elizabeth M. Porter, President Health & Civil	September 12, 2025	N/A	April 8, 2026	Up to 8,000 shares
(1) Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(2) Each Rule 10b5-1 Plan may expire on such earlier date as all transactions are completed.
(3) Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.

Leidos Holdings, Inc.	33

PART II—OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Restated Certificate of Incorporation of Leidos Holdings, Inc., dated as of August 1, 2025. Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2025.

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to our Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2025.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

34	Leidos Holdings, Inc.

PART II—OTHER INFORMATION
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2025
Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer

Leidos Holdings, Inc.	35