Form 10-K
period 2026-01-02
Leidos Holdings, Inc.
filed 2026-02-17
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 4, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $21,002,965,945.
The number of shares issued and outstanding of the registrant’s class of common stock as of February 10, 2026, was 126,392,684 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (”2026 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEIDOS HOLDINGS, INC. FORM 10-K

LEIDOS HOLDINGS, INC. FORM 10-K
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:
▶developments in the U.S. government defense and non-defense budgets, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, initiatives aimed at improving governmental efficiency, delays in the U.S. government budget process or a government shutdown, or the U.S. government’s failure to raise the debt ceiling, which increases the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession;
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
▶our ability to accurately estimate costs, including cost increases due to inflation, associated with our firm-fixed-price contracts and other contracts;
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
▶our ability to manage risks associated with our joint ventures, including those in which we are a minority owner and do not operate the assets;
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
▶our ability to complete the acquisition of KENE Parent, Inc. (“Entrust”) or successfully integrate Entrust to achieve the expected benefits of such acquisition; and
▶our ability to execute our business plan and long-term management initiatives effectively and to overcome these and other known and unknown risks that we face.
We do not undertake any obligation to update or revise any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.

2	Leidos Holdings, Inc. Annual Report

Part I
Item 1. Business
OUR COMPANY
Leidos Holdings, Inc. (“Leidos”), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos was founded in 1969 by physicist Dr. Robert Beyster. Since our founding 57 years ago, we have applied our expertise in science, research and engineering in rapidly-evolving technologies and markets to solve complex problems of global concern.
We use the terms “we,” “us” and “our” to refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. Leidos is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 47,000, global employees, we pursue strategic growth across five pillars: space and maritime; energy infrastructure; digital modernization and cyber; mission software; and managed health services. Our customers include the U.S. Department of War (“DoW”), the U.S. Intelligence Community, the U.S. Department of Homeland Security (“DHS”), the Federal Aviation Administration (“FAA”), the Department of Veterans Affairs (“VA”) and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. With a focus on delivering mission-critical solutions, Leidos generated 87% of revenues for the fiscal year ended January 2, 2026, (“fiscal 2025”) from U.S. government contracts, either as a prime contractor or a subcontractor to others. Approximately 8% of our revenues are generated by entities located outside of the United States.
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
OUR BUSINESS SEGMENTS
As of January 2, 2026, our business is aligned into four reportable segments: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. Additionally, we separately present the unallocated costs associated with corporate functions as Corporate. We provide a wide array of scientific, engineering and technical services and solutions across these reportable segments.
NATIONAL SECURITY & DIGITAL
Our National Security & Digital business provides leading-edge and technologically advanced services, solutions and products across substantially all U.S. federal government customers. Our advanced capabilities allow us to provide technology-enabled services, software capabilities and IT modernization, including:
▶Digital Modernization and Transformation – We provide worldwide digital support for our nation’s largest and most critical infrastructure. We design, develop, implement, protect and maintain IT environments to provide stability, security and flexibility to mission needs. We also deliver secure, user-centric IT solutions in cloud computing, mobility, application modernization, data center and network modernization, asset management, support desk operations and digital workplace enablement. We accelerate enterprise transformation using customizable roadmaps and repeatable processes in both classified and unclassified environments for our customers.
▶Mission Software – We deliver trusted national security software leveraging artificial intelligence tools for defense, intelligence, and homeland security customers.
▶Multi-Domain Solutions – We provide services by using artificial intelligence and machine learning to coordinate sea, ground, air and space rapidly and securely to provide warfighters the right information at the right time for mission advantage.
▶Cyber Operations – We offer full-spectrum cyber solutions to include offensive, defensive, and physical cyber operations delivering global-scale cryptographic management solutions to protect our customers’ most critical information and assets.

Leidos Holdings, Inc. Annual Report	3

PART I
▶Intelligence Analysis, Mission Support, and Global Logistics Services – We provide intelligence analysis, operational support, logistics operations, security, linguistics, force production, biometrics, Chemical, Biological, Radiological, Nuclear, and Explosives, energetics, training and other services to Intelligence Community customers.
National Security & Digital represented 44% of total revenues for both fiscal 2025 and the fiscal year ended January 3, 2025 (“fiscal 2024”) and 47% of total revenues for the fiscal year ended December 29, 2023 (“fiscal 2023”).
HEALTH & CIVIL
Our Health & Civil business provides services and solutions to federal and commercial customers in the areas of public health, care coordination, life and environmental sciences and transportation. We are dedicated to delivering effective and affordable solutions that are responsible for the health and well-being of people, including service members and veterans. Our core capabilities include:
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
▶Transportation Solutions – Leidos is a trusted systems developer, service provider and integrator for air navigation service providers around the world, including the FAA. We provide air traffic control systems that help manage the world’s most complex airspace. We also deliver crucial automation and capability development services to customers responsible for ensuring the safety and efficiency of air travel.
▶Health Mission Software – Leidos employs holistic-systems used for fielding applied technology solutions across the entire continuum of healthcare. We deliver a single, common electronic health record to both DoW and VA hospitals and treatment facilities worldwide. Our offerings range from integrating software for the electronic healthcare record vendor and dental record vendors to integrating picture archiving and communications software and more.
▶Energy and Environment – We support the critical missions of the Department of Energy (“DoE”), National Nuclear Security Administration, and National Science Foundation, providing infrastructure management and operation, logistical operations, information technology support, applied research efforts, as well as education and outreach support.
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
Health & Civil represented 30% for both fiscal 2025 and 2024 and 27% of total revenues for fiscal 2023.
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
▶Energy Infrastructure – Leidos partners with utilities seeking reliable energy modernization solutions. Our project portfolio spans large-scale energy initiatives across the United States, serving electric utilities, generation owners, and industrial clients. We support utilities and industrial customers in modernizing power delivery systems for enhanced reliability, implementing energy management strategies, advancing vehicle electrification, transforming digital infrastructure, and optimizing operational efficiency to meet evolving energy demands and market expectations. Our expertise spans power grid engineering and design, grid modernization, utility planning and consulting, energy management and efficiency, and technology-driven innovation, including software and application development.
▶Global Security Products and Services – Leidos is a global leader in fully integrated security detection solutions, enhancing the safety of screening and checkpoints for aviation, ports, borders, and critical infrastructure worldwide. With over 30,000 products deployed across more than 120 countries, including people scanners, computed tomography carry-on baggage scanners, checked baggage scanners, and explosive trace detectors. We are also the primary supplier to CBP and other

4	Leidos Holdings, Inc. Annual Report

PART I
international customers of mobile, non-intrusive ports and borders inspection systems that secure the flow of travel and trade by effectively detecting and mitigating threats across cargo, vehicles, and individuals. Our digital solutions feature a secure and scalable open-architecture platform that transforms airport security by integrating disparate devices and technologies into a unified management system.
▶International – Leidos delivers a wide range of mission-focused services across multiple domains to address critical threats and provide innovative solutions to government agencies in the UK and Australia. Our core areas of expertise include Digital Modernization, Mission Software, Logistics, and Airborne Solutions.
Commercial & International represented 13% of total revenues for fiscal 2025, and 14% of total revenues for both fiscal 2024 and 2023.
DEFENSE SYSTEMS
Defense Systems addresses threats facing our nation by rapidly prototyping and delivering advanced hardware, software, and integrated systems solutions for the DoW, Army, Navy, Air Force, Space Force, Marine Corps, United States Special Operations Command, Defense Advanced Research Projects Agency and intelligence agencies. We are heavily engaged in the top defense Research Development Test and Evaluation priorities that are driven by evolving global threats. This business is dedicated to delivering cost-effective solutions and services in the space, airborne, land and maritime domains and supporting critical missions worldwide.
▶Maritime Systems – On and under the sea, we offer a wide range of innovative capabilities. We continue to enhance our surface and subsurface autonomous and unmanned technologies to make maritime operations safer and more efficient. We provide innovative platforms, software solutions for vessel control and common core autonomous behaviors, enhanced sensor systems, advanced signal processing, secure communications hardware and software to fully support these vital missions. Our naval architecture and marine engineering services span an entire ship’s lifetime, from early-stage concept designs through service life extensions.
▶Aerospace Systems – We provide expertise in the design, manufacturing, and integration of space-based electro-optic infrared systems, multi/hyperspectral, electronic warfare and signals intelligence, and communications payloads. We also manufacture structures and thermal protection systems for hypersonic boost-glide missiles, and we provide testing services for hypersonic vehicles.
▶Land Systems – We develop Integrated Air and Missile Defense systems, including the US Army Enduring Indirect Fire Protection Capability, Army Long Range Persistent Surveillance radar capability and AirShield systems. We design and manufacture other persistent surveillance radar systems, advanced sensors, and radio frequency seekers, including the associated advanced algorithms that accompany them. We use this expertise to provide military sensor and electronic system R&D services for our customers.
▶Airborne Systems – Leidos develops and integrates mission-enhancing airborne solutions. We execute airborne training, intelligence, surveillance, and reconnaissance missions as a service for the DoW, the U.S. Intelligence Community, and military services worldwide. Our key served markets include aircraft integration and operations, sensor and autonomous systems, and Multi-Domain Operation enablers, addressing diverse missions such as target identification, border security, and counter-narcotics operations.
Defense Systems represented 13% of total revenues for fiscal 2025, and 12% of total revenues for both fiscal 2024 and 2023.
CORPORATE
Corporate includes the operations of various corporate activities, certain expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment’s performance.
ACQUISITIONS AND DIVESTITURES
During fiscal 2025, we completed the acquisition of Savanna Industries, Inc. ("Kudu Dynamics"). See “Note 5—Acquisitions and Divestitures” in Part II of this Annual Report on Form 10-K for further information.
During fiscal 2025, we completed an immaterial disposition of a business within our Commercial & International segment. Additionally, during fiscal 2023, we completed an immaterial disposition of a business within our Defense Systems segment. For further information, see “Note 5—Acquisitions and Divestitures” in Part II of this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report	5

PART I
KEY CUSTOMERS
The majority of our revenues are generated in the United States. Our consolidated revenues are largely attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. government, with the remaining attributable to international customers, including the UK Ministry of Defence, the Australian Department of Defence, NATO and customers across a variety of commercial markets. Within the U.S. government, our revenues are diversified across many agencies, including various intelligence agencies, the U.S. Army, Navy and Air Force, U.S. Space Force, DHS, Defense Information Systems Agency, FAA, Transportation Security Administration, CBP, Defense Health Agency, VA, Department of Health and Human Services, National Science Foundation, DoE, the Environmental Protection Agency and research agencies such as Defense Advanced Research Projects Agency and the Intelligence Advanced Research Projects Agency.
These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
HUMAN CAPITAL
As of January 2, 2026, we employed approximately 47,000 full and part-time employees of whom approximately 41,900 are located in the United States and the remainder of which are located in approximately 45 countries worldwide. Approximately 38% of our employees have degrees in science, technology, engineering or mathematics fields, approximately 24% of our employees have advanced degrees, 53% of our employees possess U.S. security clearances and approximately 19% of our employees are military veterans.
CULTURE AND WORKFORCE
Leidos has adopted six values that help define its culture: integrity, inclusion, innovation, agility, collaboration and commitment. These values provide a roadmap for our workplace behavior and help guide our business decisions. They are a key component of our corporate culture and are part of our employees’ performance assessments. Our values are based on our commitment to do the right thing for our customers, our employees and our communities. Our values are demonstrated by our employees as they help our customers execute important missions in the world’s most complex markets.
Our policies, procedures, training and communications form a comprehensive program that promotes a culture of integrity as a foundation for employee conduct. For the eighth consecutive year, the Ethisphere Institute named Leidos one of the World’s Most Ethical Companies in 2025.
Our approach to workplace culture and employee development focuses on education and best practices for leaders and employees. Leidos has programs designed to promote our corporate values throughout the enterprise and with our senior leadership. Leaders, managers and employees of the Company are required to take annual training to reinforce our corporate values.
We continue to grow and expand our learning and upskilling tools to develop and enhance our employees' technical and leadership skills to actively maintain our workplace culture. Company councils continue to champion and integrate Leidos values across the enterprise and are comprised of employees across our business areas and functions with oversight and guidance from executive leadership. We continue to invest in our employees through the continuous improvement of our Total Rewards plans and programs. Our Total Rewards philosophy is built on providing competitive, market-based compensation; comprehensive and flexible benefits; and programs that support employees’ overall well-being, financial security, and career growth. These offerings are designed to attract, retain, and motivate a highly skilled workforce.
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

6	Leidos Holdings, Inc. Annual Report

PART I
CAREER MOBILITY AND GROWTH
We have a strong focus on our employees’ career, flexibility and well-being. We embrace what makes Leidos great by advancing a culture that helps every employee achieve personal and professional success. This is part of our broader Employee Value Proposition to 'break limits' and a commitment to make Leidos an even better place to work. Leidos empowers and challenges employees to continuously seek, share and apply new knowledge, skills and behaviors. We recognize the value of a high-performing workforce where every member of the team has an opportunity to feel motivated, valued and fulfilled, resulting in a purposeful and long career at Leidos. We provide resources, development, and experiential learning to enable employees to grow, including a talent marketplace where employees can fill temporary roles to develop skills and broaden their network. We provide leaders with the knowledge, skills and resources needed to coach employees and enable employees’ career development.
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
Our Internal Mobility Program has a dedicated team that proactively focuses on the mobilization of our employees. We teach employees how to use the tools and resources available to them and help them gain visibility to hiring managers and recruiters across the enterprise. We have career advisors that meet one-on-one with employees in key talent segments to provide career coaching and mobility counseling.
We conduct formal employee engagement surveys to listen to employees and develop customized strategies to drive engagement, inclusion and retention across the organization.
We invest in our current and future leaders in several ways. We provide a variety of leadership development offerings, comprised of formal training programs, live leader labs and self-paced e-learning. Annually, we host a two-day Leadership Summit for approximately 350 of our most senior leaders to align our growth strategy and transformation initiatives.
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
We are a leader in the field of occupational health and safety (“OH&S”) and place a strong emphasis on these activities, both internally and on behalf of our customers. Internally, we emphasize direct management responsibility, comprehensive corporate policies and procedures, OH&S program implementation, employee training and compliance assessments. Our corporate policies and procedures support compliance with OH&S regulations at work locations. We have a proactive compliance program of employee education, training, auditing and reporting that, through employee awareness and integration into our business operations, supports our commitment to a safe and healthy work environment.

Leidos Holdings, Inc. Annual Report	7

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
RESEARCH AND DEVELOPMENT
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development includes independent research and development (“IR&D”) and commercial and international research and development. Company-funded research and development expenses are included in selling, general and administrative expenses. Our company-funded research and development expense was $187 million, $150 million and $128 million for fiscal 2025, 2024 and 2023, respectively, which as a percentage of consolidated revenues was 1.1%, 0.9% and 0.8% for fiscal 2025, 2024 and 2023, respectively. We charge expenses for research and development activities performed under customer contracts directly to those contracts.
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
In connection with the performance of services and solutions, the U.S. government has certain rights to inventions, data, software code and related material that we develop under U.S. government-funded contracts and subcontracts. Generally, the U.S. government may disclose or license such information to third parties, including, in some instances, our competitors. In the case of some subcontracts that we perform, the prime contractor generally obtains rights to use the programs and products that we deliver under the subcontract to perform its prime contract obligations.
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
Our principal competitors currently include the following companies: Accenture Federal Services LLC, Amentum Services Inc., KBR, Inc., BAE Systems, Booz Allen Hamilton Inc., CACI International Inc., Deloitte, General Dynamics Corporation, GovCIO, IBM, KBR Inc., L3Harris Technologies, Inc., Lockheed Martin Corporation, ManTech, Northrop Grumman Corporation, Optum, Parsons Corporation, Peraton Inc., RTX Corporation and SAIC. These companies span across sectors that include systems development and integration, engineering and technical services divisions of large defense contractors, diversified U.S. and international IT providers and contractors focused solely on technical services, supply chain management, other logistics services and major systems operations and maintenance, homeland security and health solutions. We compete domestically and internationally against products and services of the companies listed above, numerous smaller competitors and startups, and increasingly, non-traditional and non-U.S. defense contractors. Technological advances, including artificial intelligence, autonomy and robotics, changing customer requirements, as well as the ongoing significant reform of the Federal Acquisition Regulation ("FAR") are enabling expanded competition from both traditional and non-traditional competitors.
We compete by offering strong technical expertise, mission understanding, and retaining qualified staff, including those with security clearances. We focus on fair pricing and program execution. Our competitive edge also comes from our proven track record, strong cybersecurity and compliance, reliable supply chain, effective data management, and our ability to use commercial technologies and AI integration at scale.

8	Leidos Holdings, Inc. Annual Report

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
▶Other Transaction Authority (“OTA”) agreements. Under certain circumstances, U.S. government agencies can enter into OTA agreements instead of traditional contracts. Agencies are explicitly authorized by Congress for specific uses, limitations or restrictions in the use of OTAs. In the case of DoW, the department is authorized to use OTAs to carry out basic, applied or advanced research projects, prototype development projects or follow-on production to initial prototype projects. OTA agreements are generally exempt from federal procurement regulations. These exemptions grant the U.S. government the flexibility to include, amend or exclude contract clauses and requirements that are mandatory in traditional procurements. OTA agreements also grant more flexibility to structure agreements in numerous ways, including joint ventures, partnerships or multiple agencies joining together to fund an agreement encompassing multiple providers.
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

Leidos Holdings, Inc. Annual Report	9

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

10	Leidos Holdings, Inc. Annual Report

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
REGULATION
We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. government agencies and entities, including to the DoW, the U.S. Intelligence Community and the DHS. When working with these and other U.S. government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. Some significant laws and regulations that affect us include:
▶the FAR and supplements, including the DoW Federal Acquisition Regulation Supplement (“DFARS”), which regulate the formation, administration and performance of U.S. government contracts;
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
▶The International Trade in Arms Regulation (“ITAR”), which governs the manufacture, export, and temporary import of defense articles, the furnishing of defense services, and brokering activities involving items described on the U.S. munitions list;
▶the DoW Cybersecurity Maturity Model Certification ("CMMC"), which is phasing-in between November 2025 and November 2028 and requires us to meet or exceed certain specified cybersecurity standards to be eligible for new contract awards with the DoW; and
▶the recent executive order titled "Prioritizing the Warfighter in Defense Contracting,"
These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination, adjustment and audit requirements and potential restrictions on stock buybacks, dividends and executive compensation. Among other things, these laws and regulations:
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
▶require compliance with federal agency- specific cybersecurity standards in agency acquisition supplements such as DFARS;
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

Leidos Holdings, Inc. Annual Report	11

PART I
▶restrict the conduct of stock buybacks or issuance of dividends during the continuation of any period in which the Secretary of War determines that we are underperforming on our government contracts or have insufficient prioritization, investment, or production speed; and
▶require that future government contracts (including renewals) restrict executive incentive compensation in a manner that is contingent on certain specified criteria, including on-time delivery of projects, increased production, and the facilitation of certain domestic investments and operating improvements.
The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. In particular, pursuant to Executive Order 14275, “Restoring Common Sense to Federal Procurement,” issued on April 15, 2025, the U.S. government is undertaking the first-ever comprehensive overhaul of the FAR which is expected to return the FAR to its statutory roots, rewrite it in plain language, and remove most non-statutory rules. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics and other compliance trainings relevant to their position.
DATA PRIVACY, CYBERSECURITY AND ARTIFICIAL INTELLIGENCE LAWS
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
▶the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, which establishes privacy and security compliance obligations with respect to the processing of protected health information by covered entities and business associates, necessitating investment in technical and organizational compliance measures and creates the potential for substantial fines for noncompliance; and
▶federal data privacy laws pursuant to contract, such as the Privacy Act, when applicable.
Moreover, regulation of artificial intelligence, including generative artificial intelligence, machine learning, and similar data-driven technologies (collectively, “AI”) is rapidly evolving and legislators and regulators worldwide are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy (including automated decision making), cybersecurity, consumer protection, competition and equal opportunity laws and regulations, and are expected to be subject to additional regulation, new legal frameworks or new application of existing frameworks. In particular, several states, including Colorado and California, have passed or proposed laws and regulations that specifically address various facets and uses of AI. In Europe, the EU’s Artificial Intelligence Act (the “AI Act”), which began phasing-in in 2025, establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU.
These regulations and related risks are described in more detail below under “Risk Factors” in this Annual Report on Form 10-K.

12	Leidos Holdings, Inc. Annual Report

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

Leidos Holdings, Inc. Annual Report	13

PART I
▶Our failure to comply with various complex procurement rules and regulations could result in us being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting.
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
▶Joint ventures, other strategic alliances, and strategic business transactions may not achieve intended results. We may experience operational challenges in integrating or segregating assets for such a venture or transaction.

14	Leidos Holdings, Inc. Annual Report

PART I
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
▶We face risks associated with our international business.
▶Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.

Leidos Holdings, Inc. Annual Report	15

PART I
INDUSTRY AND ECONOMIC RISKS
We depend on government agencies as our primary customers and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects could be adversely affected.
Our revenues from contracts with the U.S. government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government, generated approximately 87% of our total revenue in fiscal 2025, 2024 and 2023. We expect to continue to derive most of our revenues from work performed under U.S. government contracts. Our reputation and relationships with the U.S. government, particularly with the agencies of the DoW and the U.S. Intelligence Community, are key factors in maintaining and growing our revenues, and enable us to provide informal input and advice to government entities and agencies prior to the development of a formal bid. In addition, negative publicity, including sustained or recurring media coverage, social media commentary, or other public communications that criticize our business practices, the nature of our products or services, or the defense industry more broadly, regardless of accuracy or completeness, and which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in investment, prioritization, and production, deficiencies in services, reports, products or other deliverables, security breaches or other security incidents or other aspects of our business, could harm our reputation with these agencies and with certain non-U.S. customers. Due to the sensitive nature of our work and our confidentiality obligations to our customers, and despite our ongoing efforts to provide transparency, we may be unable to or limited in our ability to respond to such negative publicity, which could also harm our reputation and our business. If our reputation is negatively affected or if we are unable to successfully maintain our relationships with government entities and agencies, certain customers could cease to do business with us and our ability to bid successfully for new business may be adversely affected, which could cause our actual results to differ materially and adversely from those anticipated. In addition, our ability to hire or retain employees and our standing in professional communities, to which we contribute and receive expert knowledge, could be diminished. If any of the foregoing occurs, the amount of business with the U.S. government and other customers could decrease, and our business, future revenues, financial condition, and growth prospects could be adversely affected.
A decline in the U.S. government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoW and U.S. Intelligence Community, either as a prime contractor or subcontractor to other contractors, represented approximately 49% of our total revenues for fiscal 2025 and 2023, and 48% of our total revenues for fiscal 2024. U.S. government and DoW spending levels are difficult to predict and subject to significant risk. Laws and plans adopted by the U.S. government relating to, along with pressures on and uncertainty surrounding the U.S. federal budget, potential changes in budgetary priorities, including initiatives aimed at improving governmental efficiency, and defense spending levels, the appropriations process and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Presidential Administration and Congress and what challenges potential budget reductions will present for us and our industry generally.
In particular, the federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and our programs in particular. The budget environment, including budget caps mandated by the Budget Control Act of 2011 (the “BCA”) for fiscal years 2022 and 2023, which were reinstituted with established budget caps for 2024 and 2025 under The Fiscal Responsibility Act of 2023, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks for the Company. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the current administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted in a timely manner.
Current U.S. government spending levels for defense-related or other programs may not be sustained. Future spending and program authorizations may not increase or may decrease or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget and the federal government’s ability to meet its debt obligations, changes in the priorities of the U.S. Presidential Administration, increasing political pressure and legislation, shifts in spending priorities from defense-related or other programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. For example, the conflicts between Russia and Ukraine and in the Middle East have resulted in increased security assistance to each of Ukraine and Israel to help preserve their territorial integrity, secure their borders, and with respect to the Russia/Ukraine conflict, improve interoperability with NATO. Changes in the priorities

16	Leidos Holdings, Inc. Annual Report

PART I
of the U.S. Presidential Administration in respect thereto could have an adverse impact on our results. In addition, if government funding relating to our contracts with the U.S. government or DoW becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contracts or subcontracts under such programs may be terminated or adjusted by the U.S. government or the prime contractor. Our operating results could also be adversely affected by spending caps or changes in the U.S. government or the DoW’s budgetary priorities, as well as delays in program starts or the award of contracts or task orders under contracts.
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoW or other budgetary priorities, reduce overall U.S. government spending, or delay contract or task order awards for defense-related or other programs from which we would otherwise expect to derive a significant portion of our future revenues. In addition, changes to the federal or DoW acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. government spending, including in the areas of national security, intelligence, homeland security, and health and civilian services, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and results of operations and limit our growth prospects. In addition, our ability to grow in advanced technology areas, such as hypersonics programs, space systems, maritime and undersea systems, and classified programs, will also be affected by the overall budget environment, whether development programs transition to production and the timing of such transition, all of which are dependent on U.S. Government authorization and funding.
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
To the extent the U.S. Congress is unable to approve the annual federal budget before the expiration of a continuing resolution, funding for new projects may not be available and funding on contracts we are already performing may be delayed. If Congressional efforts to approve such funding fail, and Congress is unable to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, the U.S. government may not be able to fulfill its current funding obligations and there could be significant disruption to all discretionary programs, which would have corresponding impacts on us and our industry. The use of a continuing resolution at prior-year funding levels may limit new contract starts, cancellation of planned new initiatives, constrain production rate increases, delay awards or extensions, and introduce funding uncertainty that could affect bidding, scheduling and profitability. In addition, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a U.S. government shutdown, which could result in us incurring substantial costs without reimbursement under our contracts. If a prolonged government shutdown were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. government contracts and successfully compete for new work. The delay or cancellation of key programs or the delay of contract payments may have a material adverse effect on our revenue and operating results. In addition, when supplemental appropriations are required to operate the U.S. government or fund specific programs and the passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected. We continuously review our operations in an attempt to identify programs potentially at risk from continuing resolutions or failure by the U.S. government to complete its appropriations process so that we can consider appropriate contingency plans.
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

Leidos Holdings, Inc. Annual Report	17

PART I
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
Many of the U.S. government programs in which we participate as a contractor or subcontractor extend for several years and include one or more base years and one or more option years. These programs are typically funded on an annual basis. Under our contracts, the U.S. government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. government to not exercise contract options or to terminate, cancel, modify, renew on less favorable terms or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability. For example, as a result of the executive order titled "Prioritizing the Warfighter in Defense Contracting,” future contracts (including renewals) are expected to include provisions restricting stock buybacks and dividends during any period of underperformance, and restricting executive incentive compensation in a manner that is contingent on certain specified criteria, including on-time delivery of projects, increased production, and the facilitation of certain domestic investments and operating improvements.
In addition, we have experienced performance issues under certain of our contracts. Some of our contracts involve developing complex systems and products to achieve challenging customer goals in a competitive procurement environment. As a result, we sometimes experience technological, schedule or other performance difficulties, which have in the past and may in the future result in delays, cost overruns and failures in our performance of these contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. In addition, if the Secretary of War were to determine that any such delays, cost overruns or failures in our performance constitutes underperformance on our contract, we would be required to submit a remediation plan approved by our board within 15 days of such determination, and if such plan is determined to be insufficient or we are not otherwise able to remediate any such underperformance we could be subject to remedies from the Secretary of War including certain enforcement actions. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.
We face intense competition that can impact our ability to obtain contracts and, therefore, affect our future revenues and growth prospects.
Our business is highly competitive, and we compete with larger companies with greater name recognition, financial resources, and a larger technical staff. We also compete with smaller, more specialized companies that can concentrate their resources on particular areas. Additionally, we compete with the U.S. government’s own capabilities and federal non-profit contract research centers. For example, some customers, including the DoW, are turning to commercial contractors, rather than traditional defense contractors, for some products and services, and may utilize small business contractors or source

18	Leidos Holdings, Inc. Annual Report

PART I
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

Leidos Holdings, Inc. Annual Report	19

PART I
Global supply chain issues and inflationary pressures have disrupted supply and increased the prices of goods and services, which could raise the costs associated with providing our services, diminish our ability to compete for new contracts or task orders and reduce customer buying power.
For a variety of reasons, the global economy in which we operate has faced, and may continue to face, heightened inflationary pressure, impacting the cost of doing business in both supply and labor markets. Although inflation has moderated somewhat in 2025, these inflationary pressures have been and could continue to be exacerbated by geopolitical turmoil and economic policy actions. We generate revenue through various fixed-price and multi-year government contracts, our primary customer being the U.S. government, which has traditionally been viewed as less affected by inflationary pressures. However, our approach to include modest annual price escalations in our bids for multi-year work may be insufficient to account for and mitigate inflationary cost pressures, which may result in cost overruns on contracts. This could result in reduced profits or even losses if inflation increases, particularly for fixed-priced contracts and our longer-term multi-year contracts as contractual prices become less favorable to us over time. In the competitive environment in which we operate as a government contractor, the lack of pricing leverage and power to renegotiate long-term, multi-year contracts, coupled with reduced customer buying power as a result of inflation, could reduce our profits, disrupt our business or otherwise materially adversely affect our results of operations.
LEGAL AND REGULATORY RISKS
Our failure to comply with various complex procurement rules and regulations could result in us being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting.
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
In addition, proposed comprehensive reforms to the Federal Acquisition Regulations, including those contemplated under Executive Order 14275, “Restoring Common Sense to Federal Procurement,” issued on April 15, 2025, could create uncertainty in our contracting environment and impact our business. These reforms may result in changes to procurement processes, evaluation criteria, cost allowability, compliance obligations, or reporting requirements that could increase our administrative burden and operating costs. Transition period or inconsistencies in the implementation of new rules may delay contract awards, complicate bid strategies, or require modifications to existing contracting practices. In addition, to the extent the proposed reforms ultimately expand the ability of commercial firms to compete for defense and other federal contracts, we may face heightened competition from new market entrants with different cost structures, procurement models, or technological approach, which could pressure our pricing, reduce our win rates, or erode our market share. If we are unable to adapt efficiently to revised federal procurement requirements, our competitiveness, performance under existing contracts, and financial results could be adversely affected. The Company continues to evaluate the potential impact for any proposed or contemplated reforms.

20	Leidos Holdings, Inc. Annual Report

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
Additionally, the DoW and other customers are increasingly pursuing rapid acquisition pathways and procedures for new technologies, including through so-called “other transaction authority” agreements ("OTAs"). OTAs are exempt from many traditional procurement laws, including the FAR, and an OTA award may be subject, in certain cases, to the condition that a significant portion of the work under the OTA is performed by a non-traditional defense contractor or that a portion of the cost of the prototype project is funded by non-governmental sources. If we cannot successfully adapt to our customers’ rapid acquisition processes, then we may lose strategic new business opportunities in high-growth areas, and our future performance and results could be adversely affected.
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
U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, the DoW Inspector General, and others. These agencies review a contractor’s performance on government contracts, cost structure, indirect rates and pricing practices, compliance with applicable contracting and procurement laws, regulations, terms, and standards, and the adequacy of our systems and processes in meeting government requirements. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system, and purchasing system.

Leidos Holdings, Inc. Annual Report	21

PART I
As a result of increased scrutiny on contractors and U.S. government agencies, audits and reviews are conducted rigorously and the applicable standards are strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. A finding of material weakness in our business system audits or other reviews can result in the suspension of payments or lower billing rates to our U.S. government customers until the material weakness is corrected and the DCMA accepts our remediations. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various business systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of noncompliance could also result in the U.S. government imposing penalties and sanctions against us, including reductions of the value of contracts, contract modifications reflecting less favorable terms or termination, withholding of payments, the loss of export/import privileges, administrative or civil judgments and liabilities, criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements, other sanctions, the assessment of penalties, fines or compensatory, treble or other damages or non-monetary relief or actions, suspension or debarment, suspension of payments and increased government scrutiny that could negatively impact our reputation, delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. government. As of January 2, 2026, indirect cost audits by the DCAA remain open for fiscal 2023 and subsequent fiscal years. Although we have recorded contract revenues based upon our estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability may be adversely affected.
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
In the U.S., numerous federal, state, and local data privacy and security laws and regulations govern the collection, sharing, use, retention, disclosure, security, storage, sale, transfer, and other processing of personal information, including protected health information. Numerous other states also are enacting or considering, comprehensive state-level data privacy and security laws. The U.S. Congress has considered, and will likely in the future consider, additional data privacy and security legislation, to which we may become subject if passed.
As a contractor supporting defense, health care, and national security customers, we are also subject to additional, specific regulatory compliance requirements relating to data privacy and security. Under DFARS and other federal regulations, we are required to implement the security and privacy controls in National Institute of Standards and Technology Special Publications on certain of our networks and information technology systems. To the extent that we do not comply with applicable security and control requirements, and there is unauthorized access or disclosure of sensitive information (including personal information), this could potentially result in a contract termination or loss of intellectual property, which could materially and adversely affect our business and financial results and lead to reputational harm. We are also subject to the CMMC requirements, which require successful assessment by a third party against specified cyber controls in order to be eligible for contract awards. To the extent we are unable to achieve or maintain certification at the level required for a particular contract award, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoW, which could adversely impact our revenue and our profitability. We may also be subject to additional emerging and as yet unspecified cybersecurity requirements under the FAR and other federal regulations. Should we or our supply chain fail to implement these new requirements, this may adversely affect our ability to receive awards or execute on relevant government programs.
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

Leidos Holdings, Inc. Annual Report	23

PART I
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

24	Leidos Holdings, Inc. Annual Report

PART I
BUSINESS AND OPERATIONAL RISKS
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
While we have established policies, procedures, training programs, and other compliance controls designed to prevent and detect misconduct, individuals may circumvent these measures and we may be unable to prevent our employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf from engaging in misconduct, fraud or other improper activities, exposing us to unforeseen risks or losses. This risk may increase as we continue to grow and engage with new partners. In our regular business operations, we form and participate in joint ventures—joint efforts or business arrangements of various types—which can introduce additional compliance complexities. Failure to comply with applicable laws or regulations could damage our reputation and subject us to administrative, civil, or criminal investigations and enforcement actions. Potential repercussions include fines and penalties, restitution or other damages, and the loss of security clearances. We might also face the loss of current and future customer contracts, revocation of privileges, and other sanctions such as suspension or debarment from contracting with federal, state, or local government agencies. Any of these outcomes would adversely affect our business, reputation, and future results.
A failure to attract, retain, and develop talent with critical skills, including our leadership team, would adversely affect our ability to execute our strategy and may disrupt our operations.
Our continued success and ability to compete in a highly competitive environment depends on our ability to attract, retain and develop highly trained and skilled technical and professional talent. Competition for skilled talent is intense, and the costs associated with attracting and retaining them are high and made even more competitive as a result of the external environment, including increasing rates of job transition and low unemployment. Shifts in public attitudes and policies toward immigration, as well as actual and proposed restrictions on employment-based visas, could impact our ability to attract, retain and develop skilled talent. In addition, many U.S. government programs require contractors to have security clearances, some of which can be difficult and time-consuming to obtain and talent with such security clearances are in great demand. Further, as a result of the executive order titled "Prioritizing the Warfighter in Defense Contracting,” future contracts (including renewals) are expected to include provisions restricting executive incentive compensation in a manner that is contingent on certain specified criteria, including on-time delivery of projects, increased production, and the facilitation of certain domestic investments and operating improvements, which may result in employment by us not being as attractive to key employees than alternatives in businesses not impacted by this executive order. As a result, it is difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth. Although we intend to continue to devote significant resources to attracting, retaining and developing qualified employees, we may not be able to attract, retain, and effectively develop these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and on schedule to meet our customers’ needs and win new business, which could adversely affect our future results. We believe our success will also depend on the continued employment of a highly qualified and experienced senior leadership team and its ability to retain existing business, generate new business, execute our business plans in an efficient and effective manner, and our ability to adequately plan for the succession of our senior leadership team and continually develop new members of senior leadership. An inability to retain appropriately qualified and experienced senior executives, our failure to do adequately succession planning, or our failure to continue to develop new leaders could cause us to lose customers or new business.

Leidos Holdings, Inc. Annual Report	25

PART I
We may not realize the full amounts reflected in our backlog as revenues, which could adversely affect our expected future revenues and growth prospects.
As of January 2, 2026, our total backlog was $49.0 billion, including $9.7 billion in funded backlog. Due to the U.S. government’s ability to not exercise contract options or to terminate, modify, or curtail our programs or contracts and the rights of our non-U.S. government customers to terminate contracts and purchase orders in certain circumstances, we may realize less than expected revenues or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
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
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk of underestimating the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 43% of our total revenues for fiscal 2025. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, rising inflationary pressures, and fluctuations in interest rates, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
We recognize revenue on our service-based contracts primarily over time as there is a continuous transfer of control to the customer throughout the contract as we perform the promised services, which could require estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services performed, and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, and “Note 3—Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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

26	Leidos Holdings, Inc. Annual Report

PART I
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

Leidos Holdings, Inc. Annual Report	27

PART I
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
There are also concerns over the risks of climate change and related environmental sustainability matters. In addition to physical risks, climate change risks include longer-term shifts in climate patterns, such as extreme heat, rising sea levels, and more frequent and prolonged drought. Increased frequency and severity of extreme weather events, which are widely associated with long-term climate change, could disrupt our operations, facilities and supply chain. Such events could disrupt certain of our operations or those of our customers or third parties on which we rely, including direct damage to assets and indirect impacts from supply chain disruption and market volatility. In addition, current and future reduction in government weather-monitoring or satellite data programs may diminish the predictability of extreme weather events and impair our ability to plan for and mitigation related operational risks. We could also incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate

28	Leidos Holdings, Inc. Annual Report

PART I
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
We utilize AI in connection with our business. There are significant risks involved in using AI and no assurance can be provided that our use of AI will enhance our products or services, produce the intended results, or keep pace with our competitors. For example, AI algorithms may be flawed, insufficient, of poor quality, rely upon incorrect or inaccurate data, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; our use of AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results.
Additionally, if any of our employees, contractors, consultants, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our

Leidos Holdings, Inc. Annual Report	29

PART I
competitive position and business. Further, any output created by us using AI tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the U.S., a number of civil lawsuits have been initiated related to the foregoing and other concerns, any one of which may, among other things, require us to limit the ways in which our AI systems are trained and may affect our ability to develop our AI-powered products and solutions. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contracts to which we are a party.
In addition, AI regulation is rapidly evolving worldwide as legislators and regulators increasingly focus on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy, and security laws and regulations to AI or are considering general legal frameworks for AI. In particular, several states, including Colorado and California, have passed or proposed laws and regulations that specifically address various facets and uses of AI. In Europe, the AI Act, which began phasing-in 2025, establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.
As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products and solutions and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition and results of operations.
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
From time to time, we pursue strategic acquisitions, investments and joint ventures. We also may enter into relationships with other businesses to expand our products or our ability to provide services. Any such transactions will depend in part upon the continued availability of targets or potential partners on favorable terms. These transactions require a significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could result in unfavorable public perception or reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, adverse tax consequences, acquired operations that are not yet profitable, or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. In addition, significant acquisitions, investments and joint ventures can be complex, costly and time-consuming. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations, or financial results, including that:

30	Leidos Holdings, Inc. Annual Report

PART I
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
Joint ventures, other strategic alliances, and strategic business transactions may not achieve intended results. We may experience operational challenges in integrating or segregating assets for such a venture or transaction.
We participate in joint ventures, including some instances where we are a minority owner and do not operate the assets, and may enter into other similar arrangements in the future. Although we have sought to protect our interests, joint ventures and strategic alliances inherently involve special risks and may not achieve the intended results. Whether or not we hold majority interests or maintain operational control in such arrangements, our joint venture and other business partners may take certain actions and positions, or experience difficulties, that may negatively impact us and/or our reputation, such as:
▶Advancing economic, political, social, or business interests or goals that are inconsistent with, or opposed to ours and our stakeholders’;
▶Exercising veto rights to block actions that we believe to be in our or the joint venture’s or strategic alliance’s best interests;
▶Taking action contrary to our policies or objectives with respect to our investments; and,
▶As a result of financial or other difficulties, being unable or unwilling to fulfill their obligations under the joint venture, strategic alliance, or other agreements, such as contributing capital to expansion or maintenance projects.

Leidos Holdings, Inc. Annual Report	31

PART I
We continuously evaluate and may in the future enter into additional strategic business transactions. Any such transactions could happen at any time, could be material to our business, and could take any number of forms, including, for example, an acquisition, merger, sale or distribution of certain assets, refinancing, or other recapitalization or material strategic transaction. There can be no assurance that our joint ventures, strategic alliances, or additional strategic business transactions will be beneficial to us, whether due to the above-described risks, unfavorable global economic conditions, increases in costs, foreign currency fluctuations, political risks, government interventions, retained liabilities, indemnification obligations, or other factors. Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters. In addition, to the extent we consummate an agreement for the sale and disposition of an asset or asset group we may experience operational difficulties segregating them from our retained assets and operations, which could impact the execution or timing of such dispositions and could result in disruptions to our operations and/or claims for damages, among other things.
Goodwill represents a significant asset on our balance sheet and any impairment of this asset could negatively impact our results of operations, and shareholders’ equity.
As of January 2, 2026, goodwill was 47% of our total assets. The amount of our goodwill may substantially increase in the future as a result of any acquisitions that we make. Goodwill is tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually. The impairment test is based on several factors requiring judgment. Examples of events could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, adverse contract acquisition performance, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed. Adverse changes in fiscal and economic conditions, such as those related to federal budget cuts and the nation’s debt ceiling, deteriorating market conditions for companies in our industry and unfavorable changes in discount rates could also result in an impairment of goodwill. For example, during fiscal 2023, the SES reporting unit refined its portfolio and made strategic business decisions to exit certain product offerings, and cease operations in certain countries in order to align the operations of the reporting unit with its strategic business plan. These decisions, along with the delays in airline travel infrastructure projects and higher than anticipated costs of servicing, contributed to a significant reduction in the reporting unit’s forecasted revenue and cash flows. As a result, we conducted a quantitative goodwill impairment analysis, and our estimates led us to determine that the carrying value of the SES reporting unit exceeded its estimated fair value. Accordingly, we recognized a non-cash goodwill impairment charge of $596 million in fiscal 2023. Any future impairment of goodwill could have a negative impact on our results of operations and shareholders’ equity in the period in which they are recognized. For additional information on our accounting policies related to impairment of goodwill, see our discussion under “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, “Note 3—Summary of Significant Accounting Policies” and “Note 8—Goodwill and Intangible Assets” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.
We rely on our teaming relationships with other prime contractors and subcontractors, who are also often our competitors in other contexts, to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract. Companies that do not have access to U.S. government contracts may perform services as our subcontractor, and that experience could enhance such companies’ prospect of securing a future position as a prime U.S. government contractor, which could increase competition for future contracts and impair our ability to perform on contracts. We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. If any of our subcontractors fail to meet their contractual obligations in a timely manner or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Compliance with the requirements of the recent executive order titled "Prioritizing the Warfighter in Defense Contracting” may be complex, costly and time-consuming, and our subcontractors may not have the necessary resources to ensure compliance. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us

32	Leidos Holdings, Inc. Annual Report

PART I
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

Leidos Holdings, Inc. Annual Report	33

PART I
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
During fiscal 2025, revenue attributable to our services provided outside of the United States to non-U.S. customers was approximately 8% of our total revenue. Our international business operations may be subject to additional and different risks than our U.S. business. These risks and challenges include:
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
▶political or economic instability, international security concerns and geopolitical conflict in countries where we provide services and products in support of the U.S. government and other customers in countries, which increases the risk that our employees may suffer injury or bodily harm, or be killed or kidnapped while providing such services or products, or risk of an incident resulting in damage or destruction of property, inability to meet our contractual obligations or retaliatory measures taken in respect thereof;
▶the ongoing conflict between Russia and Ukraine, which has resulted in the imposition by the U.S. and other nations of restrictive actions against Russia, Belarus and certain banks, companies and individuals; and
▶the ongoing conflict in the Middle East.
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

34	Leidos Holdings, Inc. Annual Report

PART I
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
We rely on a combination of confidentiality, intellectual property, and other contractual arrangements, including licenses and copyright, trademark, and trade secret law, to protect much of our proprietary information and intellectual property in cases where we do not believe patent protection is appropriate or obtainable. Despite our efforts to protect our intellectual property and other proprietary rights, third parties may attempt to obtain, copy, use, or disclose our intellectual property or other proprietary information or technology without our authorization. In addition to protection under the law and contractual arrangements with our corporate and joint venture partners, employees, consultants, advisors, service providers, suppliers, subcontractors, and customers, we generally attempt to limit access to and distribution of our proprietary information. Although our employees and contractors are subject to confidentiality obligations and use restrictions, this protection may be inadequate to deter or prevent them or other third parties from infringing, misappropriating, or otherwise violating our confidential information, technology, or other intellectual property or proprietary rights, and can be difficult to enforce. In addition, trade secrets are generally difficult to protect or enforce, and some courts inside and outside the United States may be less willing or unwilling to protect or enforce trade secrets.
We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Our intellectual property rights may be challenged by others, invalidated, narrowed in scope, or held unenforceable through administrative process or litigation in the United States or foreign jurisdictions. We may be required to expend significant resources and efforts to monitor and protect our intellectual property and other proprietary rights, and we may conclude that, in at least some instances, the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We may initiate claims or litigation against third parties for infringement, misappropriation, or other violations of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights, but outcomes in any such claims or litigation can be difficult to predict and could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. If we are unable to detect or prevent third parties from infringing, misappropriating, or otherwise violating our rights in our patents, copyrights, trademarks, trade secrets or other proprietary rights or information, our competitive position could be adversely affected. Also, in connection with our performance of services for the U.S. government, the U.S. government has certain rights to inventions, data, software codes and related material and intellectual property that we develop under government-funded contracts and subcontracts, which means that the U.S. government may disclose or license our information and intellectual property to third parties, including, in some instances, our competitors. Any exercise of such rights by the U.S. government could adversely affect our competitive position, business, financial condition, results of operations and prospects. We also may be limited in our ability to disclose or license such information and intellectual

Leidos Holdings, Inc. Annual Report	35

PART I
property to third parties and the U.S. government may also decline to make the intellectual property of others available to us under acceptable terms.
Third parties may also, from time to time, claim that we have infringed or misappropriated their intellectual property rights or the intellectual property rights of others, resulting in claims against our customers or us, or we may face allegations that we or our service providers, suppliers, subcontractors, or customers have violated the intellectual property rights of others. Even if we believe that intellectual property-related claims are without merit, litigation may be necessary to determine the scope and validity of intellectual property or proprietary rights of others or to protect or enforce our intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation, retain or obtain sufficient rights, develop non-infringing solutions or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected. Such claims could also subject us to injunctions and significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party’s intellectual property rights. In addition, our contracts typically indemnify our customers for third-party claims for intellectual property infringement by our services and products. Besides the expense and time to defend such claims and the cost of any large indemnity payments, any dispute with a customer with respect to such obligations could also have adverse effects on our relationship with that customer and other existing and new customers, require us to pay substantial royalty or licensing fees, and divert management’s attention, any of which could harm our business, financial condition and results of operations.
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases to our tax expense and adversely affect our financial results.
On July 4, 2025, H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business deductions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA had a material impact on our consolidated financial statements for fiscal 2025. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report on Form 10-K for additional information on the impact of this change.
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

36	Leidos Holdings, Inc. Annual Report

PART I
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
The timing, declaration, amount, and payment of any future dividends fall within the discretion of our Board and depend on many factors, including our available cash, estimated cash needs, cash deployment alternatives, earnings, financial condition, operating results, and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. Decreases in asset values or increases in liabilities, including liabilities associated with employee benefit plans and assets and liabilities associated with taxes, can reduce cash, net earnings, and stockholders’ equity. In addition, the timing and amount of share repurchases under Board-approved share repurchase plans are within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, results of operations, capital requirements, general business conditions, and applicable law. In addition, as a result of the recent executive order titled "Prioritizing the Warfighter in Defense Contracting,” future contracts (including renewals) are expected to include provisions restricting stock buybacks and dividends during any period of underperformance. Our payment of dividends and share repurchases could vary from historical practices or our stated expectations. A change in our dividend or share repurchase programs could have an adverse effect on the market price of our common stock.
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

Leidos Holdings, Inc. Annual Report	37

PART I
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

38	Leidos Holdings, Inc. Annual Report

PART I
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
Item 2. Properties
As of January 2, 2026, we conducted our operations in 361 locations in 43 states, the District of Columbia and various foreign countries. We occupy approximately 8.8 million square feet of floor space. Of this amount, we own approximately 1.1 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C., metropolitan area, where we occupy a combination of leased and owned floor space of approximately 1.9 million square feet. We also have employees working at customer sites throughout the United States and in other countries.
As of January 2, 2026, we owned the following properties:

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

Executive Officers of the Registrant
The following is a list of the names and ages (as of February 17, 2026) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of Officer	Age	Position(s) with the company and prior business experience
Thomas A. Bell	65	Mr. Bell serves as the Chief Executive Officer of Leidos. He joined Leidos as CEO on May 3, 2023. Mr. Bell has held leadership roles as President – Defense Rolls-Royce plc; Chairman and CEO – Rolls-Royce North America (Rolls-Royce) since February 2018. Prior to that, Mr. Bell was Senior Vice President of global sales and marketing for defense, space and security at The Boeing Company (Boeing) from 2015. Before joining Boeing in 2015, Mr. Bell was President of Rolls-Royce Defense Aerospace, having joined as President, Customer Business, North America in mid-2012.
Christopher R. Cage	54	Mr. Cage has served as Executive Vice President and Chief Financial Officer since July 2021. He has served in several capacities throughout his 26-year tenure with Leidos, including Senior Vice President, Chief Accounting Officer and Corporate Controller, Senior Vice President for Financial Planning and Analysis and Chief Financial Officer for the Health Group.
Daniel Atkinson	47	Mr. Atkinson has served as the Senior Vice President, Chief Accounting Officer and Corporate Controller since 2024. Previously, he served as the Company's Assistant Corporate Controller since June 2021. Prior to joining Leidos, Mr. Atkinson was Director of Technical Accounting and Revenue Recognition at Booz Allen Hamilton from April 2018 until June 2021. He also held key leadership roles within the controller's organization at CSRA, Inc. from October 2016 to April 2018.
Daniel J. Antal	54	Mr. Antal has served as Executive Vice President and General Counsel since April 2024. He rejoined Leidos in April 2024 after serving as General Counsel for Rolls-Royce Defense and North America since January 2021. Prior to joining Leidos, Mr. Antal served as U.S. senior counsel for a Canadian based A&E firm, and previously spent 10 years with MWH Global. He held a variety of leadership roles at MWH, including as Associate General Counsel, Director of Risk Management for the Middle East, and completed a two-year assignment in the UK in operational capacity, where he led the integration of a strategic acquisition and assumed the role of International Managing Director.

Elizabeth M. Porter	55	Ms. Porter has served as President for the Health and Civil Sector since January 2024. Previously, she served as President for our Health Group since August 2020 and, before that, as Acting Group President for the Health Group since March 2020. Ms. Porter also served as Senior Vice President and Operation Manager for Leidos’ Federal Energy and Environment business. Prior to that role, Ms. Porter served as the Department of Defense Information Networks & Mission Partner Program Director. Prior to joining Leidos, Ms. Porter served Lockheed Martin Corporation in several capacities, most recently as Director of Energy Initiatives, Corporate Engineering and Technology.
Roy Stevens	58	Mr. Stevens has served as President for the National Security Sector since January 2024. Mr. Stevens has been a Leidos corporate officer since 2018 serving in a variety of executive roles prior to this including Chief Growth Officer and Intelligence Group President. Before joining Leidos, Mr. Stevens served in several senior leadership positions at Lockheed Martin Corporation over 20 years. He currently serves on the Board of Directors for Cornerstones and the Intelligence and National Security Alliance, as well as the Board of Advisors for the Center for a New American Security.

40	Leidos Holdings, Inc. Annual Report

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Officer	Age	Position(s) with the company and prior business experience
Thomas C. Sanglier	65	Mr. Sanglier has served as Senior Vice President and Chief Audit Executive since July 2022. Prior to joining Leidos, Mr. Sanglier served as Senior Director, Internal Audit with Raytheon Technologies from November 2016 to June 2022 and as a Partner with Ernst & Young’s Advisory practice serving private and public organizations in the technology, manufacturing and professional services industries during June 2008 to December 2010. He previously served as Chair of the North American Board and a member of the Global Board of the Institute of Internal Auditors (“IIA”) from April 2022 to March 2023. He has been involved as a volunteer leader with the IIA since becoming a member in 2011. Mr. Sanglier has also served as a member of The IIA’s Audit Committee, Guidance Development Committee, North American Publications Advisory Committee and multiple task forces.
Leslie Fautsch	53	Ms. Fautsch has served as Chief Human Resources Officer of Leidos since October 2024. Ms. Fautsch has held several key leadership roles at Leidos, including Senior Vice President for Human Resources Operations and Total Rewards, Vice President of Human Resources Strategic Operations, and Vice President of Human Resources for corporate and enterprise functions. Prior to joining Leidos in 2011, she held senior leadership roles in Human Resources management, employee relations, and ethics at Northrop Grumman.
Jason O'Connor	56	Mr. O’Connor has served as Senior Vice President for our Cyber and Analytics business area since January 2024, and before that, led numerous business areas including National Solutions, Homeland Security, and served as Deputy President for our Advanced Solutions Group. Prior to joining Leidos, Mr. O’Connor served Lockheed Martin Corporation in a variety of executive level positions for over 25 years, including Vice President of National Solutions and Vice President of Engineering & Chief Technology Officer for Intelligence under the Information Systems & Global Solutions business.
Cindy Gruensfelder	60	Ms. Gruensfelder has served as the President of the Defense Systems Sector since January 2024. Ms. Gruensfelder has extensive Aerospace and Defense leadership expertise, serving for more than 30 years in a variety of leadership roles at Boeing, and its heritage company, McDonnell Douglas. She served as Vice President and General Manager of the Missile and Weapon Systems (“MWS”), division of Boeing Defense, Space & Security, from April 2021 to November 2022, and prior to that role, as Vice President of Weapons for the MWS division from October 2018 to April 2021.
Steve Hull	56	Mr. Hull has served as the President for the Digital Modernization Sector since January 2024. Previously, he served as Executive Vice President and Operations Manager for Enterprise and Cyber Solutions at Leidos from March 2022 through December 2023, and Chief Information Officer (“CIO”) at Leidos from August 2016 through March 2022. Prior to joining Leidos, Mr. Hull served as the CIO of the Lockheed Martin Corporation’s Information Systems & Global Solutions business area from January 2013 through August 2016, ensuring operations and security of IT systems for over 20,000 employees. Mr. Hull has over 30 years of experience in the IT field.

Leidos Holdings, Inc. Annual Report	41

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “LDOS.”
HOLDERS OF COMMON STOCK
As of February 10, 2026, there were approximately 15,268 holders of record of Leidos common stock. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees.
DIVIDEND POLICY
During fiscal 2025 and 2024, we declared and paid quarterly dividends totaling $1.63 and $1.54 per share, respectively, of Leidos common stock. We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on many factors, including available cash, estimated cash needs, earnings, financial condition, operating results and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that the Board of Directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
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
The following graph compares the total cumulative five-year return on Leidos common stock through January 2, 2026, to two indices: (i) the Standard & Poor’s 500 Composite index and (ii) the Standard & Poor’s 500 IT Services Industry index. The graph assumes an initial investment of $100 on January 1, 2021, and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.

42	Leidos Holdings, Inc. Annual Report

PART II
COMPARISON OF CUMULATIVE TOTAL RETURN

Leidos Holdings, Inc.	S&P 500 Composite Index	S&P 500 IT Services Index

Company/Market/Peer Group	1/1/2021	12/31/2021	12/30/2022	12/29/2023	1/3/2025	1/2/2026
Leidos Holdings, Inc.	$100.00	$85.80	$103.00	$107.64	$147.91	$186.30
S&P 500 Composite Index	$100.00	$126.89	$102.22	$126.99	$158.21	$182.60
S&P 500 IT Services Index	$100.00	$103.89	$83.62	$109.91	$122.42	$117.44
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The following table presents information related to the repurchases of our common stock during the quarter ended January 2, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 4, 2025 - October 31, 2025	—	—	—	3,234,632
November 1, 2025 - November 30, 2025	830,800	190.99	830,800	2,403,832
December 1, 2025 - December 31, 2025	760,116	188.84	748,138	1,655,694
January 1, 2026 - January 2, 2026	—	—	—	1,655,694
Total	1,590,916	$189.96	1,578,938
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
Item 6. [Reserved]

Leidos Holdings, Inc. Annual Report	43

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
In this section, we discuss our financial condition, changes in financial condition and results of our operations for the year ended January 2, 2026, compared to the year ended January 3, 2025. For a discussion and analysis comparing our results for the year ended January 3, 2025, to the year ended December 29, 2023, see our Annual Report on Form 10-K for the year ended January 3, 2025, filed with the SEC on February 11, 2025, under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OVERVIEW
Leidos is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 47,000 global employees, we pursue strategic growth across five pillars: space and maritime; energy infrastructure; digital modernization and cyber; mission software; and managed health services. Our customers include the U.S. Department of War (“DoW”), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Approximately 8% of our revenues are generated by entities located outside of the United States.
Our business is aligned into four reportable segments that are focused on specific, defined capability sets we bring to our customers. We operate in the following reportable segments: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. We also separately present the unallocated costs associated with corporate functions as Corporate.
For additional information regarding our reportable segments, see “Business” in Part I and “Note 20—Business Segments” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Our significant initiatives include the following:
▶achieving annual revenue growth guided by our NorthStar 2030 strategy focusing on the growth pillars aligned with our customers’ priorities;
▶continual improvements in the effectiveness and efficiency of our business processes driven by our enterprise transformation office leveraging artificial intelligence and automation; and
▶disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value while retaining an appropriate amount of financial leverage.
Sales Trend. For fiscal 2025, revenues increased $0.5 billion, or 3%, compared to fiscal 2024, the increase was primarily due to program wins and a net increase in volumes, partially offset by the completion of certain contracts.
Operating Expenses and Income Trend. For fiscal 2025, operating expenses increased by $223 million, or 1%, compared to fiscal 2024. Operating margin for fiscal 2025 was 12% compared to 11% for fiscal 2024. Operating income was $2,109 million, a $282 million increase compared to fiscal 2024. The increase in operating income was primarily attributable to a program wins and a net increase in volumes on certain programs, partially offset by an increase in general & administrative expenses and the completion of programs.

44	Leidos Holdings, Inc. Annual Report

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
BUSINESS ENVIRONMENT AND TRENDS
U.S. GOVERNMENT MARKETS
We generated approximately 87% of our total revenues from contracts with the U.S. government in both fiscal 2025 and 2024, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoW and U.S. Intelligence Community, including subcontracts under which the DoW or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 49% and 48% of our total revenues for fiscal 2025 and 2024, respectively. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On February 3, 2026, the House of Representatives passed five of the six remaining appropriations bills to fund the federal government for fiscal year 2026. On February 13, 2026, the Homeland Security bill was not passed and DHS was shutdown until another continuing resolution is agreed upon.
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
INTERNATIONAL MARKETS
Sales to customers in international markets represented approximately 8% of total revenues for fiscal 2025 and 2024. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
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

Leidos Holdings, Inc. Annual Report	45

PART II
RESULTS OF OPERATIONS
Our results of operations for the periods presented were as follows:

	Year Ended
(dollars in millions)	January 2, 2026	January 3, 2025	Percent change
Revenues	$17,174	$16,662	3%
Cost of revenues	14,075	13,864	2%
Selling, general and administrative expenses	999	983	2%
Acquisition, integration and restructuring costs	18	16	13%
Asset impairment charges	5	11	(55)%
Equity earnings of non-consolidated subsidiaries	(32)	(39)	(18)%
Operating income	2,109	1,827	15%
Non-operating expense, net	(200)	(188)	(6)%
Income before income taxes	1,909	1,639	16%
Income tax expense	(447)	(388)	15%
Net income	1,462	1,251	17%
Less: net income (loss) attributable to non-controlling interest	14	(3)	(567)%
Net income attributable to Leidos common stockholders	$1,448	$1,254	15%
Operating margin	12.3%	11.0%

SEGMENT AND CORPORATE RESULTS

	Year Ended
National Security & Digital (dollars in millions)	January 2, 2026	January 3, 2025	Percent change
Revenues	$7,611	$7,365	3%
Operating income	760	720	6%
Operating margin	10.0%	9.8%
The increase in revenues for fiscal 2025 as compared to fiscal 2024, was primarily attributable to program wins, a net increase in volumes and $60 million recognized from the acquisition of Kudu Dynamics, partially offset by program completions and a net decrease in contract write-ups in the current year.
The increase in operating income for fiscal 2025 as compared to fiscal 2024, was primarily attributable to program wins and a net increase in volumes, partially offset by program completions and a net decrease in contract write-ups in the current year.

	Year Ended
Health & Civil (dollars in millions)	January 2, 2026	January 3, 2025	Percent change
Revenues	$5,069	$5,015	1%
Operating income	1,202	1,095	10%
Operating margin	23.7%	21.8%
The increase in revenues for fiscal 2025 as compared to fiscal 2024, was primarily attributable to a net increase in write-ups on certain programs primarily within the managed health services business, partially offset by a net decrease in volumes.
The increase in operating income for fiscal 2025 as compared to fiscal 2024, was primarily due to operational efficiencies on certain programs and a net increase in write-ups primarily within the managed health services business, partially offset by increased general and administrative expenses.

46	Leidos Holdings, Inc. Annual Report

PART II

	Year Ended
Commercial & International (dollars in millions)	January 3, 2025	January 3, 2025	Percent change
Revenues	$2,315	$2,252	3%
Operating income	166	104	60%
Operating margin	7.2%	4.6%
The increase in revenues for fiscal 2025 as compared to fiscal 2024, was primarily attributable to program wins, prior year write-downs on certain programs within our UK operations and a $13 million favorable impact from exchange rate movements, partially offset by completion of programs.
The increase in operating income for fiscal 2025 as compared to fiscal 2024, was primarily driven by prior year write-downs on certain programs within our UK operations, program wins and a net increase in volumes, partially offset by the completion of programs and increased in indirect expenses.

	Year Ended
Defense Systems (dollars in millions)	January 2, 2026	January 3, 2025	Percent change
Revenues	$2,179	$2,030	7%
Operating income	156	94	66%
Operating margin	7.2%	4.6%
The increase in revenues for fiscal 2025 as compared to fiscal 2024, was primarily attributable to program wins and a net increase in volumes, partially offset by the completion of programs.
The increase in operating income for fiscal 2025 as compared to fiscal 2024, was primarily attributable to a net increase in volumes, a prior year one-time write-down related to program assets, program wins and lower amortization expense. The increase was partially offset by the completion of programs.

	Year Ended
Corporate (dollars in millions)	January 2, 2026	January 3, 2025	Percent change
Operating loss	$(175)	$(186)	6%
The decrease in operating loss for fiscal 2025 as compared to fiscal 2024, was primarily attributable to a decrease in legal costs, partially offset by an increase in research and development activities.
NON-OPERATING EXPENSE, NET
Non-operating expense, net increased by $12 million for fiscal 2025 as compared to fiscal 2024, primarily driven by a net increase in interest expense on borrowings, partially offset by a gain on an immaterial divested business that was not aligned to the Company's long term strategy.
PROVISION FOR INCOME TAXES
Our effective tax rate was 23.4% in fiscal 2025 compared to 23.7% in fiscal 2024. The decrease to the effective tax rate was primarily due to a decrease in unrecognized tax benefits, partially offset by the impacts from cross-border taxes resulting from the H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”).
BOOKINGS AND BACKLOG
Effective fiscal 2025, we changed our backlog policy to include estimated future revenue on task orders expected to be awarded under sole source indefinite delivery/indefinite quantity ("IDIQ") contracts in our reported backlog. We believe this presentation provides enhanced visibility for investors and more accurately reflects the future revenues we expect to generate from our business.

Leidos Holdings, Inc. Annual Report	47

PART II
We had net bookings of $17.5 billion and $23.2 billion during fiscal 2025 and 2024, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards and modifications and unissued task orders on sole source IDIQ contracts that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog, plus the year’s revenues, less the prior year’s ending backlog and any impacts from foreign currency or acquisitions and divestitures.
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
▶Negotiated Unfunded Backlog. Negotiated unfunded backlog represents all remaining value on task orders that is not funded, including options, that we expect to recognize as well as expected future task orders under sole source IDIQ contracts.
The estimated value of our segment backlog for the periods presented was as follows:

	January 2, 2026			January 3, 2025(1)
(in millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
National Security & Digital	$2,749	$23,891	$26,640	$2,881	$23,404	$26,285
Health & Civil	2,745	7,690	10,435	1,456	10,735	12,191
Commercial & International	2,588	2,659	5,247	2,456	1,901	4,357
Defense Systems	1,603	5,107	6,710	1,616	3,941	5,557
Total	$9,685	$39,347	$49,032	$8,409	$39,981	$48,390
(1)Amounts have been recast to include estimated future revenue on task orders expected to be awarded under sole source IDIQ contracts. As a result, unfunded backlog increased $4,836 million from our prior year annual report amounts.
Backlog at January 2, 2026, includes $149 million acquired through the acquisition of Kudu Dynamics within our National Security & Digital reportable segment.
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

48	Leidos Holdings, Inc. Annual Report

PART II
CONTRACT TYPES
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Business—Contract Payment Types” in Part I of this Annual Report on Form 10-K. Revenues by contract type as a percentage of our total revenues for the periods presented were as follows:

	Year Ended
	January 2, 2026	January 3, 2025
Cost-reimbursement and fixed-price-incentive-fee	44%	44%
Firm-fixed-price	43%	43%
Time-and-materials and fixed-price-level-of-effort	13%	13%
Total	100%	100%
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW OF LIQUIDITY
As of January 2, 2026, we had $1,108 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1.0 billion in additional borrowing, if required. As of January 2, 2026, and January 3, 2025, there were no borrowings outstanding under any revolving credit facility.
We had outstanding debt of $4.6 billion and $4.7 billion at January 2, 2026, and January 3, 2025, respectively. In fiscal 2025, we issued and sold $500 million 5.40% and $500 million 5.50% senior unsecured notes maturing in March 2032 and March 2035, respectively. The annual interest rate is payable on a semi-annual basis. The proceeds from the issuance of the notes were used to retire the $500 million senior unsecured notes due May 2025 and repurchase $500 million outstanding shares of common stock in an accelerated share repurchase (“ASR”) agreement as discussed below.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes (“Commercial Paper Notes”) that have maturities of up to 397 days from the date of issuance (see “Note 13—Debt” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). As of January 2, 2026, and January 3, 2025, we did not have any commercial paper notes outstanding.
We made principal payments, excluding the impacts of our Commercial Paper Notes, on our debt of $1,019 million, $18 million and $2,045 million during fiscal 2025, 2024 and 2023, respectively. The activity for fiscal 2025 included a prepayment on our senior unsecured term loan of $450 million and a $500 million payment to discharge the $500 million notes due May 2025. The activity for fiscal 2023 included a $1,210 million payment to discharge the $1.9 billion 5.77% senior unsecured term loan facility, a $498 million payment to discharge the $500 million 2.95% notes, due May 2023, and a principal repayment of $320 million to discharge the 364-day term loan credit agreement.
Our credit facility, term loan facility, commercial paper notes and notes outstanding as of January 2, 2026, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of January 2, 2026.
We paid dividends of $211 million, $208 million and $201 million for fiscal 2025, 2024 and 2023, respectively.
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
During fiscal 2025, 2024, and 2023, we made open market repurchases of our common stock for an aggregate purchase price of $400 million, $850 million and $225 million, respectively.

Leidos Holdings, Inc. Annual Report	49

PART II
In fiscal 2025, we entered into an ASR agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received 3.6 million shares. (see “Note 16—Earnings Per Share” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). All shares delivered were immediately retired.
On July 4, 2025, tax legislation was enacted as part of the OBBBA, implementing several corporate tax law changes as described above within Results of Operations. We anticipate our income tax payments will decrease by approximately $91 million in fiscal 2026, as compared to our estimates prior to the OBBBA enactment, due to the decrease in our estimated 2025 taxable income related to these changes. The actual decrease may be impacted by future guidance or interpretive rules issued by the U.S. Treasury, among other factors. We will continue to assess the effects on our liquidity as tax legislation evolves.
On January 23, 2026, Leidos, Inc. entered into a stock purchase agreement to acquire all of the shares of Entrust for a purchase price of $2.4 billion in cash, subject to customary adjustments for Entrust’s cash, debt, transaction expenses and net working capital. In connection with the stock purchase agreement, we entered into an agreement with Citigroup Global Markets Inc., which provides for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.4 billion. (See "Note 22—Subsequent Events" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K).
On February 12, 2026 (the “Closing Date”), we amended and restated our existing senior unsecured revolving credit facility to increase the borrowing capacity from $1.0 billion to $1.5 billion. The amended revolving credit facility will mature five years from the Closing Date and permits two additional one-year extensions subject to lender consent. Borrowings under the revolving credit facility will bear interest at a rate determined, at the Company's option, based on either an alternate base rate or term SOFR rate, plus an applicable margin.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
SUMMARY OF CASH FLOWS
The following table summarizes cash flow information for the periods presented:

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Net cash provided by operating activities(1)	$1,750	$1,435	$1,187
Net cash used in investing activities	(405)	(142)	(211)
Net cash used in financing activities	(1,145)	(1,084)	(715)
(1)Net cash provided by operating activities during the year ended January 3, 2025, and December 29, 2023, was recast to reflect a change in the accounting policy, see "Note 3—Summary of Significant Accounting Policies."
Net cash provided by operating activities increased $315 million for fiscal 2025 as compared to fiscal 2024. The increase was primarily due to an increase in tax benefits from the impacts of the OBBBA legislation and favorable changes in net working capital, partially offset by the timing of payroll and employee benefit payments.
Net cash provided by operating activities increased $248 million for fiscal 2024 as compared to fiscal 2023. The increase was primarily due to higher earnings and favorable timing of payroll and employee benefit accruals.
Net cash used in investing activities increased $263 million for fiscal 2025 as compared to fiscal 2024. The increase was primarily due to $293 million of net cash paid in connection with the acquisition of Kudu Dynamics, partially offset by a $24 million decrease in capital expenditures and $9 million of proceeds received from sale of an immaterial business within the Commercial and International segment.
Net cash used in investing activities decreased $69 million for fiscal 2024 as compared to fiscal 2023. The decrease was primarily due to lower capital expenditures of $58 million in the current year.

50	Leidos Holdings, Inc. Annual Report

PART II
Net cash used in financing activities increased $61 million for fiscal 2025 as compared to fiscal 2024. The increase was primarily due to a $50 million increase in stock repurchases, a $11 million increase in net payments made on debt activities, a $10 million increase in net capital distributions to our non-controlling interest, partially offset by a $12 million decrease in shares withheld for tax obligations.
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
We have interest payments related to our outstanding debt and finance leases. As of January 2, 2026, future scheduled interest payments on our outstanding debt and finance leases were $208 million, expected to be paid in fiscal 2026 and $1.3 billion expected to be paid thereafter.
As of January 2, 2026, future payments on our deferred compensation arrangements and purchase obligations for long-term purchases and service agreements were $101 million, expected to be paid in fiscal 2026, and $429 million expected to be paid thereafter. Our future payments do not include $104 million of income tax liabilities, primarily as a result of uncertain tax positions, and the timing of such payments, if any, cannot be reasonably estimated. For additional information, see “Note 18—Income Taxes” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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

Senior unsecured unregistered debt securities issued by Leidos, Inc.:
$250 million 7.125% notes, due July 2032
$300 million 5.500% notes, due July 2033

Leidos Holdings, Inc. Annual Report	51

PART II
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
BALANCE SHEET INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

(in millions)	January 2, 2026
Total current assets	$3,036
Goodwill	5,666
Other long-term assets	1,250
Total assets	$9,952

Total current liabilities	$1,954
Long-term debt, net of current portion	4,628
Intercompany payables	4,706
Other long-term liabilities	942
Total liabilities	$12,230
STATEMENT OF OPERATIONS INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

(in millions)	January 2, 2026
Revenues, net	$10,696
Operating income	836
Net income attributable to Leidos common stockholders	5
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

52	Leidos Holdings, Inc. Annual Report

PART II
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition.
▶Revenues
▶Goodwill
REVENUES
We perform work under various types of contracts, which include firm-fixed-price ("FFP"), time-and-materials ("T&M"), fixed- price-level-of-effort ("FPLOE"), cost-plus-fixed-fee ("CPFF"), cost-plus-award-fee ("CPAF"), cost-plus-incentive-fee ("CPIF") and fixed-price-incentive-fee ("FPIF").
For contracts which involve complex deliverables, such as system integration, we usually recognize revenue over time as the work is completed. For contracts with an FFP component or variable fees, we measure progress using an input method, whereby revenue is recognized based on the percentage of costs incurred to date compared to total costs we anticipate by the end of the contract. Commonly referred to as the “cost-to-cost” method. To do this, we must estimate both the total revenue and total costs needed to design, build, and deliver our products and services. These cost estimates include all direct costs, such as materials, labor, subcontractors, overhead and a ratable portion of general and administrative expenses. If we determine that the total expected cost of completing a contract will be more than the total revenue we expect to receive, we record the entire expected loss when identified.
Some of our cost-plus and fixed-price contracts include award fees, incentive fees, or other terms that can either increase or decrease the total contract price. These amounts are usually earned by meeting specific performance goals, reaching key milestones, staying within cost targets or based on customer judgment. We estimate these variable amounts by determining the most likely amount we expect to earn. This estimate is based on factors such as the contract-specific fee achievement metrics, the complexity and risk of the work, the level of customer discretion involved, our past experience with similar contracts and the risk that recognized revenue could later be reversed.
We allocate the total contract price to each of the performance obligations within the contract proportionally based upon their individual standalone selling prices. We generally determine the standalone price by estimating the cost to perform the work and adding an expected profit margin. For some product sales, we may instead use the standalone prices of similar products or apply a residual value method. Nearly all of our contracts do not include a significant financing element, so we typically do not adjust the contract price for the timing of payments.
For the impacts of changes in estimates on our contracts, see “Note 3—Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
GOODWILL
Goodwill is recognized when the transaction price for an acquired business is higher than the fair value of identifiable assets and liabilities acquired at the time of purchase. Goodwill is an indefinite-lived asset which is tested for impairment once a year or more frequently if a triggering event occurs which indicates an impairment may exist. The annual goodwill impairment test is performed at the start of the fourth quarter and includes an evaluation of whether the fair values of any of our reporting units are lower than their carrying values. As of January 2, 2026, and January 3, 2025, goodwill represented 47% and 46% of our total assets, respectively.
When testing goodwill for impairment, we use either a qualitative or quantitative analysis. The qualitative analysis considers factors such as overall economic conditions, industry and market trends, the financial performance of the business, and legal or other significant events that could affect the reporting unit.
When we perform a quantitative analysis, we estimate the fair value of a reporting unit using discounted future cash flows and market multiple models. These models require us to make significant assumptions about future cash flows, discount rates, long-term growth, profit margins and in the identification of comparable public companies. These assumptions take into account expected future sales and earnings after considering market conditions, customer spending, existing and expected orders, working capital needs, long-term business plans and recent performance.
Operations of the Security Enterprise Solutions (“SES”) reporting unit within the Commercial & International reportable segment rely heavily on the sales and servicing of security and detection products. In fiscal 2023, SES restructured its portfolio by discontinuing select product offerings and ceasing operations in certain countries to better align with its strategic plan. These changes, along with delays in airline travel infrastructure projects and higher than anticipated servicing costs, contributed to a significant reduction in the reporting unit’s forecasted revenue and cash flows.

Leidos Holdings, Inc. Annual Report	53

PART II
In fiscal 2025 and 2024, we performed a quantitative analysis of our SES reporting unit, which holds goodwill in the amount of $311 million and $306 million as of January 2, 2026, and January 3, 2025, respectively. The analysis resulted in the fair value of the reporting unit exceeding the carrying value for both periods.
In fiscal 2025 and 2024, we performed our annual test for impairment as of October 4, 2025, and September 28, 2024, respectively, which resulted in no impairments being identified.
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
DEBT AND DERIVATIVES
As of January 2, 2026, and January 3, 2025, we had $4.6 billion and $4.7 billion of debt, respectively, which included $500 million related to our senior unsecured term loans that have a variable stated interest rate that is determined based on the Secured Overnight Financing Rate (“SOFR”) plus a margin. As a result, we may experience fluctuations in interest expense.
We had interest rate swap agreements to hedge the cash flows of a portion of our variable rate senior unsecured term loan (“Variable Rate Loan”). Under the terms of the interest rate swap agreements, we received monthly variable interest payments based on the one-month SOFR rate and paid interest at a fixed rate. As of January 3, 2025, the notional value of the interest rate swap agreements was $500 million. The interest rate swap agreements effectively converted a portion of our variable rate borrowing to a fixed rate borrowing. The fair value of our interest rate swap agreements with respect to our Variable Rate Loan was an asset of $4 million as of January 3, 2025. The interest rate swap agreements matured in August 2025. The counterparties to these agreements were financial institutions. We did not hold or issue derivative financial instruments for trading or speculative purposes.
We cannot predict future market fluctuations in interest rates. A net hypothetical 10% movement in the one-month SOFR rate would not have a significant impact on our annual interest expense. For additional information related to our interest rate swap agreements and debt, see “Note 12—Derivative Instruments” and “Note 13—Debt,” respectively, of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
CASH AND CASH EQUIVALENTS
As of January 2, 2026, and January 3, 2025, our cash and cash equivalents included investments in several large institutional money market accounts. For fiscal 2025 and fiscal 2024, a hypothetical 10% interest rate movement would not have a significant impact on the value of our holdings or on interest income.

54	Leidos Holdings, Inc. Annual Report

PART II
FOREIGN CURRENCY RISK
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries’) functional currency. Our foreign operations represented 8% of total revenues for both fiscal 2025 and 2024, and 9% for fiscal 2023.

Leidos Holdings, Inc. Annual Report	55

PART II
Item 8. Financial Statements and Supplementary Data
LEIDOS HOLDINGS, INC.
Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

56	Leidos Holdings, Inc. Annual Report

PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of January 2, 2026 and January 3, 2025, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the fiscal years ended January 2, 2026, January 3, 2025, and December 29, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2026 and January 3, 2025, and the results of its operations and its cash flows for each of the fiscal years ended January 2, 2026, January 3, 2025, and December 29, 2023 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, the Company has elected to change its method of accounting for cash in fiscal 2025.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Revenues – Refer to Notes 3 and 4 to the Financial Statements
Critical Audit Matter Description
The Company recognizes revenue on certain contracts with customers over time using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (EAC). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on onerous contracts, as and when known. The accounting for

Leidos Holdings, Inc. Annual Report	57

PART II
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s conclusions regarding the number of performance obligations within a single contract, the Company's position as an agent or principal for a performance obligation, and estimates of total revenues and costs for the performance obligations that recognize revenue using the cost-to-cost method included the following, among others:
▶We tested the effectiveness of controls over contract revenue, including management’s controls over evaluating the revenue recognition methodology, initial setup of new contract arrangements, and estimates of total costs and revenues for identified performance obligations.
▶We developed an expectation of revenue based on the Company’s historical margin performance and costs incurred in the current year, then compared it to the recorded balance.
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
▶Evaluation of the contract within the context of the revenue recognition model to assess whether management’s conclusions were appropriate. We evaluated the nature of the promises within the contract, the interrelationship of the promised services and/or products provided, the pattern by which obligations are fulfilled, the number of performance obligations identified, and whether or not the Company is acting as principal in the fulfillment of the identified performance obligations.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
February 17, 2026
We have served as the Company’s auditor since fiscal 2000.

58	Leidos Holdings, Inc. Annual Report

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)	January 2, 2026	January 3, 2025
Assets:
Cash and cash equivalents	$1,108	$849
Receivables, net	2,708	2,645
Inventory, net	342	315
Other current assets	656	525
Total current assets	4,814	4,334
Property, plant and equipment, net	961	991
Intangible assets, net	458	517
Goodwill	6,342	6,084
Operating lease right-of-use assets, net	526	560
Deferred tax assets	48	203
Other long-term assets	344	321
Total assets	$13,493	$13,010
Liabilities:
Accounts payable and accrued liabilities	$1,988	$2,131
Accrued payroll and employee benefits	819	811
Current portion of long-term debt	20	618
Total current liabilities	2,827	3,560
Long-term debt, net of current portion	4,628	4,052
Operating lease liabilities	587	621
Deferred tax liabilities	221	2
Other long-term liabilities	268	315
Total liabilities	$8,531	$8,550
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized and no shares issued and outstanding at January 2, 2026 and January 3, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 126,380,657 and 131,163,899 shares issued and outstanding at January 2, 2026, and January 3, 2025, respectively	—	—
Additional paid-in capital	319	1,112
Retained earnings	4,647	3,410
Accumulated other comprehensive loss	(50)	(110)
Total Leidos stockholders’ equity	4,916	4,412
Non-controlling interest	46	48
Total stockholders’ equity	4,962	4,460
Total liabilities and stockholders’ equity	$13,493	$13,010
See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report	59

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in millions, except per share data)	January 2, 2026	January 3, 2025	December 29, 2023
Revenues	$17,174	$16,662	$15,438
Cost of revenues	14,075	13,864	13,194
Selling, general and administrative expenses	999	983	942
Acquisition, integration and restructuring costs	18	16	24
Goodwill impairment charges	—	—	596
Asset impairment charges	5	11	91
Equity earnings of non-consolidated subsidiaries	(32)	(39)	(30)
Operating income	2,109	1,827	621
Non-operating income (expense):
Interest expense, net	(203)	(193)	(212)
Other income (expense), net	3	5	(6)
Income before income taxes	1,909	1,639	403
Income tax expense	(447)	(388)	(195)
Net income	1,462	1,251	208
Less: net income (loss) attributable to non-controlling interest	14	(3)	9
Net income attributable to Leidos common stockholders	$1,448	$1,254	$199

Earnings per share:
Basic	$11.31	$9.36	$1.45
Diluted	11.14	9.22	1.44
See accompanying notes to consolidated financial statements.

60	Leidos Holdings, Inc. Annual Report

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Net income	$1,462	$1,251	$208
Foreign currency translation adjustments	66	(59)	34
Unrecognized loss on derivative instruments	(4)	(4)	(8)
Pension adjustments	(2)	1	(1)
Total other comprehensive income (loss), net of taxes	60	(62)	25
Comprehensive income	1,522	1,189	233
Less: net income (loss) attributable to non-controlling interest	14	(3)	9
Comprehensive income attributable to Leidos common stockholders	$1,508	$1,192	$224
See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report	61

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except for per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at December 30, 2022	137	$2,005	$2,367	$(73)	$4,299	$54	$4,353
Net income	—	—	199	—	199	9	208
Other comprehensive income, net of taxes	—	—	—	25	25	—	25
Issuances of stock	1	53	—	—	53	—	53
Repurchases of stock and other	(2)	(247)	—	—	(247)	—	(247)
Dividends of $1.46 per share	—	—	(202)	—	(202)	—	(202)
Stock-based compensation	—	77	—	—	77	—	77
Net capital distributions to non-controlling interest	—	(3)	—	—	(3)	(6)	(9)
Balance at December 29, 2023	136	1,885	2,364	(48)	4,201	57	4,258
Net income (loss)	—	—	1,254	—	1,254	(3)	1,251
Other comprehensive loss, net of taxes	—	—	—	(62)	(62)	—	(62)
Issuances of stock	1	55	—	—	55	—	55
Repurchases of stock and other	(6)	(913)	—	—	(913)	—	(913)
Dividends of $1.54 per share	—	—	(208)	—	(208)	—	(208)
Stock-based compensation	—	85	—	—	85	—	85
Net capital distributions to non-controlling interest	—	—	—	—	—	(6)	(6)
Balance at January 3, 2025	131	1,112	3,410	(110)	4,412	48	4,460
Net income	—	—	1,448	—	1,448	14	1,462
Other comprehensive income, net of taxes	—	—	—	60	60	—	60
Issuances of stock	1	63	—	—	63	—	63
Repurchases of stock and other	(6)	(951)	—	—	(951)	—	(951)
Dividends of $1.63 per share	—	—	(211)	—	(211)	—	(211)
Stock-based compensation	—	95	—	—	95	—	95
Net capital distributions to non-controlling interest	—	—	—	—	—	(16)	(16)
Balance at January 2, 2026	126	$319	$4,647	$(50)	$4,916	$46	$4,962

See accompanying notes to consolidated financial statements.

62	Leidos Holdings, Inc. Annual Report

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Cash flows from operations:
Net income	$1,462	$1,251	$208
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	290	290	331
Stock-based compensation	95	85	77
Goodwill impairment charges	—	—	596
Asset impairment charges	5	11	91
Deferred income taxes	369	(98)	(109)
Other	9	44	28
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(46)	(220)	(65)
Other current assets and other long-term assets	19	96	140
Accounts payable and accrued liabilities and other long-term liabilities	(308)	(117)	53
Accrued payroll and employee benefits	1	121	(5)
Income taxes receivable/payable	(146)	(28)	(158)
Net cash provided by operating activities	1,750	1,435	1,187
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(293)	—	(6)
Payments for property, equipment and software	(125)	(149)	(207)
Proceeds from disposition of businesses	9	—	2
Other	4	7	—
Net cash used in investing activities	(405)	(142)	(211)
Cash flows from financing activities:
Proceeds from debt issuance	997	—	1,743
Repayments of borrowings	(1,019)	(18)	(2,045)
Payments for debt issuance and modification costs	(7)	—	(7)
Dividend payments	(211)	(208)	(201)
Repurchases of stock and other	(944)	(906)	(246)
Proceeds from issuances of stock	62	55	50
Net capital distributions to non-controlling interests	(16)	(6)	(9)
Other	(7)	(1)	—
Net cash used in financing activities	(1,145)	(1,084)	(715)
Effect of foreign exchange rate changes on cash and cash equivalents	13	(10)	6
Net increase in cash, cash equivalents and restricted cash	213	199	267
Cash, cash equivalents and restricted cash at beginning of year	991	792	525
Cash, cash equivalents and restricted cash at end of year	1,204	991	792
Less: restricted cash at end of year	96	142	151
Cash and cash equivalents at end of year	$1,108	$849	$641

Leidos Holdings, Inc. Annual Report	63

PART II
LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Supplementary cash flow information:
Cash paid for interest	$220	$226	$207
Cash paid for income taxes, net of refunds	276	460	435
Non-cash investing activity:
Property, plant and equipment additions	$5	$72	$2
Non-cash financing activity:
Finance lease obligations	$—	$—	$65
See accompanying notes to consolidated financial statements.

64	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations and Basis of Presentation
NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Leidos Holdings, Inc. (“Leidos”), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 47,000 global employees, Leidos’ customers include the U.S. Department of War (“DoW”), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Unless indicated otherwise, references to “we,” “us” and “our” refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
Our business is aligned into four reportable segments: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. Additionally, we separately present the unallocated costs associated with corporate functions as Corporate.
We have a 53% controlling interest in Hanford Mission Integration Solutions, LLC (“HMIS”), the legal entity for the follow-on contract to Mission Support Alliance, LLC's ("MSA") contract and a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. In fiscal 2025, we dissolved our controlling interest in MSA. We consolidate the financial results for HMIS into our consolidated financial statements.
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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We disaggregated "Deferred tax assets" from "Other long-term assets" and "Deferred tax liabilities" from "Other long-term liabilities" on the consolidated balance sheets. Additionally, we combined "Net proceeds from sale of assets" into "Other" within net cash used in investing activities on the consolidated statements of cash flows.
We changed our Cash and Cash Equivalents policy to exclude outstanding payments from “Cash and cash equivalents” on the consolidated balance sheets. Prior year financial information has been updated to conform to our current presentation on the consolidated balance sheet and consolidated statement of cash flows (See "Note 3—Summary of Significant Accounting Policies").
Note 2—Accounting Standards
ACCOUNTING STANDARDS UPDATES ADOPTED
ASU 2023-09 Income Taxes
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, to enhance the transparency and usefulness of income tax disclosures. The update requires enhancements to the annual rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold. The update also requires disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and individual jurisdictions meeting a quantitative threshold.
The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Effective fiscal 2025, we adopted the requirements of ASU 2023-09, using the prospective method (See "Note 18—Income Taxes"). The adoption did not have a material impact on our consolidated financial statements and related disclosures.

Leidos Holdings, Inc. Annual Report	65

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
ASU 2025-06 Intangibles - Goodwill and Other-Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting and disclosure of Internal use software costs. Current guidance requires capitalization of internal-use software development costs depending on the nature of the costs and the project stage during which they occur. The amendments in this update remove references to prescriptive and sequential software development stages and require entities to start capitalizing software development costs when a) management authorizes and commits to funding the software project, and b) it is probable that the project will be completed, and the software will be used to perform the intended function.
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
Note 3—Summary of Significant Accounting Policies
REPORTING PERIODS
Our fiscal year ends on the Friday nearest the end of December. Fiscal 2025 ended January 2, 2026, fiscal 2024 ended January 3, 2025, and fiscal 2023 ended December 29, 2023. Fiscal 2025 and 2023 both included 52 weeks and fiscal 2024 included 53 weeks.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for credit losses, inventories, right-of-use (“ROU”) assets and lease liabilities, fair value and impairment of intangible assets and goodwill, income taxes, pension benefits, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
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

66	Leidos Holdings, Inc. Annual Report

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
Investments are assessed for impairment whenever events or change in circumstances indicate that the carrying value may not be recoverable.
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
REVENUES
Our revenues from contracts with customers are from offerings including space and maritime; energy infrastructure; digital modernization and cyber; mission software; and managed health services, primarily with the U.S. government and its agencies. We also serve various state and local governments, foreign governments and commercial customers.
We perform under various types of contracts, which include firm-fixed-price (“FFP”), time-and-materials (“T&M”), fixed-price-level-of-effort (“FPLOE”), cost-plus-fixed-fee (“CPFF”), cost-plus-award-fee, cost-plus-incentive-fee ("CPIF") and fixed-price-incentive-fee (“FPIF”) contracts.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
If contract modifications add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price, those modifications are accounted for as separate performance obligations.
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
We recognize revenue on our service-based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the performance period as the work is performed. For U.S. government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process. Similarly, for non-U.S. government contracts, the customer typically controls the work-in-process as evidenced by rights to payment for work performed to date plus a reasonable profit to deliver products or services for which we do not have an alternate use. Anticipated losses on service-based revenue contracts are recognized when incurred over the period of performance while the full amount of anticipated losses on other contracts are recognized during the period in which the losses are determined. In certain product sales, where the products have an alternate use, revenue is recognized at a point in time when the customer takes control of the asset usually denoted by possession, transfer of legal title and acceptance by the customer.
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
Fulfillment Costs
Contract fulfillment costs include costs incurred prior to the commencement of service to transition services, employees, and equipment to or from the customer or from a prior contractor. Eligible contract fulfillment costs are deferred and recognized on a straight-line basis over the anticipated term of the contract or specified period of performance.
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
Changes in estimates on contracts for the periods presented were as follows:

	Year Ended
(in millions, except for per share amounts)	January 2, 2026	January 3, 2025	December 29, 2023
Favorable impact	$198	$184	$140
Unfavorable impact	(114)	(153)	(100)
Net favorable impact to income before income taxes	$84	$31	$40

Impact on diluted EPS attributable to Leidos common stockholders	$0.49	$0.17	$0.22
The impact on diluted earnings per share (“EPS”) attributable to Leidos common stockholders is calculated using our statutory tax rate.
Revenue Recognized from Prior Obligations
During fiscal 2025, 2024 and 2023, revenue recognized from performance obligations satisfied in previous periods was $41 million, $13 million and $8 million, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
We classify indirect costs incurred within or allocated to our U.S. government customer contracts as overhead (included in “Cost of revenues”) or general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. government Cost Accounting Standards.
Selling, general and administrative expenses include general and administrative, bid and proposal, company-funded research and development expenses, and legal fees and settlements.

Leidos Holdings, Inc. Annual Report	69

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development expense was $187 million, $150 million and $128 million for fiscal 2025, 2024 and 2023, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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
We record liabilities for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740, Accounting for Income Taxes, on the basis of a two-step process in which we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to uncertain tax positions in our income tax expense.
CASH AND CASH EQUIVALENTS
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Effective fiscal 2025, we changed our policy to exclude outstanding payments from “Cash and cash equivalents” on the consolidated balance sheets. To reflect the change in accounting policy, we recast "Cash and cash equivalents" and "Accounts payable and accrued liabilities" on the consolidated balance sheet as of January 3, 2025, reducing both balances by $94 million from the previously reported amounts. The recast of the consolidated statement of cash flows for the year ended January 3, 2025, and December 29, 2023, resulted in an increase of $43 million and $22 million, respectively, to net cash provided by operations.
We believe this presentation enhances the usefulness of financial reporting and enhances comparability to align with industry practice. There was no impact to our consolidated statements of operations, including EPS, consolidated statements of comprehensive income, or consolidated statements of equity. All periods presented have been adjusted.
RESTRICTED CASH
We have restricted cash balances, primarily representing advances from customers that are restricted as to use for certain expenditures related to that customer’s contract. Restricted cash balances are included within “Other current assets” on the consolidated balance sheets. Our restricted cash balances were $96 million and $142 million at January 2, 2026, and January 3, 2025, respectively.
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
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable and derivatives. Since our receivables are primarily with the U.S. government, we do not have exposure to material credit risk. We managed our credit risk related to derivatives through the use of multiple counterparties with high credit standards.
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
GOODWILL
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment at the reporting unit level on an annual basis and more frequently if events or circumstances indicate that the carrying value of the reporting unit may not be recoverable. Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year. During fiscal 2025 and 2024, we had eight reporting units for the purpose of testing goodwill for impairment.
Goodwill is evaluated for impairment either under a qualitative or a quantitative approach, depending on the facts and circumstances of a reporting unit, consideration of the excess of a reporting unit’s fair value over its carrying amount in previous assessments and changes in business environment.
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
We estimate the fair value of each reporting unit using Level 3 inputs when a quantitative analysis is performed. These analyses rely on significant judgments and assumptions including, but not limited to expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, operating margins and selection of guideline public companies.
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

Estimated useful lives (in years)
Software and technology	3-15
Programs	6-13
Customer relationships	10
Backlog	1
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
Construction-in-progress (“CIP”) is used to accumulate all costs for projects that are not yet complete. CIP balances are transferred to the appropriate asset account when the asset is ready for its intended use.
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
ROU assets and lease liabilities are recorded on the consolidated balance sheet at the lease commencement date based on the present value of the future minimum lease payments over the lease term. We generally do not know the discount rate implicit in our leases; therefore, the discount rate used is our incremental borrowing rate which is determined based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. An ROU asset is initially measured by the present value of the remaining lease payments, plus initial direct costs and prepaid lease payments, less any lease incentives received before commencement. The remaining lease cost is allocated over the remaining lease term on a straight-line basis unless another systematic or rational basis is more representative of the pattern in which the underlying asset is expected to be used.

72	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain facility leases contain options to renew or extend the terms of the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that we will exercise the option. Leases may also include variable lease payments such as an escalation clause based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. At January 2, 2026, some of the Company’s equipment leases include residual value guarantees.
We use the practical expedient to account for lease and non-lease components together as a single lease. The practical expedient is applied to all material classes of leased assets except for aircraft, for which we account for the lease component and non-lease component separately.
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
We have arrangements that contain both lease and non-lease components. We account for them as one unit of account if the timing and pattern of transfer is identical for both the lease and the non-lease components and the lease component would be classified as an operating lease if accounted for separately. If both criteria are met and the predominant component is a lease, then the entire arrangement will be accounted for in accordance with ASC 842, Leases. If we account for an arrangement both as a lease and non-lease component, then the allocation of consideration for each component will be based on the relative standalone sales price.
FAIR VALUE MEASUREMENTS
The accounting standard for fair value measurements establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets for identical or similar assets or liabilities that are observable either directly or indirectly or quoted prices that are not active (Level 2); and unobservable inputs in which there is little or no market data (e.g., discounted cash flow and other similar pricing models), which requires us to develop our own assumptions about the assumptions that market participants would use in pricing the asset or liability (Level 3).
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

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management evaluates its investments for impairment at each balance sheet date. If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value. The income approach, which generally includes Level 2 or Level 3 inputs, is applied to measure the fair value of financial instruments for which there is not an observable market.
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
FINANCIAL INSTRUMENTS
We are exposed to certain market risks which are inherent in certain transactions entered into during the normal course of business. These transactions include sales or purchase contracts denominated in foreign currencies and exposure to changing interest rates. We may elect to manage our risk to changes in interest rates and foreign currency exchange rates through the use of derivative instruments.
For variable rate borrowings, we used fixed interest rate swaps, effectively converting a portion of the variable interest rate payments to fixed interest rate payments. These swaps were designated as cash flow hedges. The fair value of these interest rate swaps was determined based on observed values for the underlying interest rates (Level 2).
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
The Black-Scholes-Merton option pricing model is used to estimate the fair value of stock option awards. The model requires management to make estimates about, among other things, employee exercise behavior, forfeiture rates and the expected volatility of Leidos common stock over the expected option term. These judgments directly affect the amount of compensation expense that will ultimately be recognized.
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
As of January 2, 2026, we had $18.5 billion of RPO and expect to recognize approximately 65% and 82% over the next 12 months and 24 months, respectively, with the remaining to be recognized thereafter.

74	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DISAGGREGATION OF REVENUES
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by customer-type were as follows:

	Year Ended January 2, 2026
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoW and U.S. Intelligence Community	$5,457	$970	$27	$1,972	$8,426
Other U.S. government agencies(1)	1,985	4,003	388	82	6,458
Commercial and non-U.S. customers	121	80	1,897	125	2,223
Total	$7,563	$5,053	$2,312	$2,179	$17,107

	Year Ended January 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoW and U.S. Intelligence Community	$5,074	$1,032	$44	$1,812	$7,962
Other U.S. government agencies(1)	2,115	3,899	379	95	6,488
Commercial and non-U.S. customers	115	63	1,825	123	2,126
Total	$7,304	$4,994	$2,248	$2,030	$16,576

	Year Ended December 29, 2023
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
DoW and U.S. Intelligence Community	$4,799	$1,059	$35	$1,684	$7,577
Other U.S. government agencies(1)	2,212	3,082	319	121	5,734
Commercial and non-U.S. customers	131	61	1,762	74	2,028
Total	$7,142	$4,202	$2,116	$1,879	$15,339
(1)Includes federal government agencies other than the DoW and U.S. Intelligence Community, as well as state and local government agencies.
The majority of our revenues are generated from U.S. government contracts, either as a prime contractor or as a subcontractor to other contractors. Revenues from the U.S. government can be adversely impacted by spending caps or changes in budgetary priorities of the U.S. government, as well as delays in program start dates or the award of a contract.
Disaggregated revenues by contract-type were as follows:

	Year Ended January 2, 2026
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$4,127	$1,807	$380	$1,292	$7,606
Firm-fixed-price	2,109	3,057	1,442	739	7,347
Time-and-materials and fixed-price-level-of-effort	1,327	189	490	148	2,154
Total	$7,563	$5,053	$2,312	$2,179	$17,107

Leidos Holdings, Inc. Annual Report	75

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$3,870	$1,787	$358	$1,290	$7,305
Firm-fixed-price	2,023	2,990	1,454	587	7,054
Time-and-materials and fixed-price-level-of-effort	1,411	217	436	153	2,217
Total	$7,304	$4,994	$2,248	$2,030	$16,576

	Year Ended December 29, 2023
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Cost-reimbursement and fixed-price-incentive-fee	$3,808	$2,015	$345	$1,173	$7,341
Firm-fixed-price	2,040	2,006	1,351	567	5,964
Time-and-materials and fixed-price-level-of-effort	1,294	181	420	139	2,034
Total	$7,142	$4,202	$2,116	$1,879	$15,339
Cost-reimbursement and FPIF contracts are generally lower risk and have lower profits. T&M and FPLOE contracts are also lower risk, but profits may vary depending on actual labor costs compared to negotiated contract billing rates. FFP contracts offer the potential for higher profits while increasing the exposure to risk of cost overruns.
Disaggregated revenues by geographic location were as follows:

	Year Ended January 2, 2026
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$7,520	$5,044	$993	$2,146	$15,703
International	43	9	1,319	33	1,404
Total	$7,563	$5,053	$2,312	$2,179	$17,107

	Year Ended January 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$7,274	$4,989	$961	$1,982	$15,206
International	30	5	1,287	48	1,370
Total	$7,304	$4,994	$2,248	$2,030	$16,576

	Year Ended December 29, 2023
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
United States	$7,105	$4,197	$852	$1,861	$14,015
International	37	5	1,264	18	1,324
Total	$7,142	$4,202	$2,116	$1,879	$15,339
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
Revenues by contract-type, customer-type and geographic location exclude lease income of $67 million, $86 million and $99 million for fiscal 2025, 2024 and 2023, respectively (see “Note 10—Leases”).
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
Contract assets consist of unbilled receivables, which is the amount of revenue recognized that exceeds the amount billed to the customer. Unbilled receivables exclude amounts billable where the right to consideration is unconditional and not billed. Contract liabilities consist of deferred revenue, which represents cash advances received prior to performance for programs and billings in excess of revenue recognized.
The components of contract assets and contract liabilities consisted of the following:

(in millions)	Balance sheet line item	January 2, 2026	January 3, 2025
Contract assets - current:
Unbilled receivables	Receivables, net	$894	$842
Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$348	$333
Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$6	$10
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
Revenue recognized during fiscal 2025 and 2024 of $233 million and $278 million, respectively, was included as a contract liability at January 3, 2025, and December 29, 2023, respectively.
There were no impairment losses recognized on contract assets during fiscal 2025, 2024 and 2023.
Note 5—Acquisitions and Divestitures
ACQUISITIONS
We may acquire businesses as part of our growth strategy to provide new or enhance existing capabilities and offerings to customers. During fiscal 2025, we completed the acquisition of Savanna Industries, Inc. ("Kudu Dynamics").
Kudu Dynamics Acquisition
On May 23, 2025 (the "Purchase Date"), we completed the acquisition of Kudu Dynamics for a final purchase consideration of $293 million, net of $29 million of cash acquired. The Kudu Dynamics business provides artificial intelligence enabled cyber capabilities for defense, intelligence and homeland security customers.
The preliminary goodwill recognized of $231 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. All of the goodwill recognized is tax deductible.

Leidos Holdings, Inc. Annual Report	77

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the final fair value of intangible assets acquired at the Purchase Date and the related weighted average amortization period:

	Weighted Amortization Period	Fair Value
	(in years)	(in millions)
Programs	7	$60
Backlog	1	12
Total		$72
As of January 2, 2026 we had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to, accounts receivables, accounts payable and accrued liabilities and other long-term liabilities.
For fiscal 2025, $60 million of revenues related to Kudu Dynamics were recognized within the National Security & Digital reportable segment.
Integration Costs
The following expenses were incurred related to the Company’s acquisitions:

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Integration costs	$4	$10	$19
These integration costs have been recorded across our reportable segments and to Corporate and presented in “Acquisition, integration and restructuring costs” on the consolidated statement of operations.
DIVESTITURES
On October 31, 2025, the Company completed the divestiture of an immaterial business not aligned to the Company's long term strategy within the Commercial & International reportable segment. The final sales price was approximately $14 million and net assets of $9 million were divested as a result of the transaction.
On October 20, 2023, we disposed of an immaterial business within our Defense Systems reportable segment. The final sales price was approximately $2 million and net assets of $7 million were divested as a result of the transaction.
Note 6—Receivables
The components of receivables, net consisted of the following:

(in millions)	January 2, 2026	January 3, 2025
Billed and billable receivables	$1,828	$1,820
Unbilled receivables	894	842
Allowance for credit losses	(14)	(17)
	$2,708	$2,645

78	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7—Inventory
The components of inventory, net consisted of the following:

(in millions)	January 2, 2026	January 3, 2025
Raw materials	$253	$217
Work-in-process	40	36
Finished goods	49	62
	$342	$315
Note 8—Goodwill and Intangible Assets
GOODWILL
The following table presents changes in the carrying amount of goodwill by reportable segment:

(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Goodwill at December 29, 2023(1)	$2,758	$1,366	$800	$1,188	$6,112
Foreign currency translation adjustments	—	—	(28)	—	(28)
Goodwill at January 3, 2025(1)	2,758	1,366	772	1,188	6,084
Acquisition of a business	231	—	—	—	231
Divestiture of a business	—	—	(7)	—	(7)
Foreign currency translation adjustments	—	—	34	—	34
Goodwill at January 2, 2026(1)	$2,989	$1,366	$799	$1,188	$6,342
(1)Carrying amount includes accumulated impairment loss of $596 million within the Commercial & International segment.
Operations of the Security Enterprise Solutions (“SES”) reporting unit rely heavily on the sales and servicing of security and detection products. In fiscal 2023, SES restructured its portfolio by discontinuing select product offerings and ceasing operations in certain countries to better align with its strategic plan. These changes, along with delays in airline travel infrastructure projects and higher than anticipated servicing costs, contributed to a significant reduction in the reporting unit’s forecasted revenue and cash flows. As a result, in fiscal 2023, we conducted a quantitative goodwill impairment analysis and our estimates led us to determine that the carrying value of the SES reporting unit exceeded its estimated fair value (see “Note 11—Fair Value Measurements”). We recorded a non-cash goodwill impairment charge of $596 million for the SES reporting unit as of fiscal 2023, within the Commercial & International reportable segment.
In the fourth quarter of fiscal 2025 and 2024, we performed a quantitative analysis for the SES reporting unit and concluded that no further impairment was necessary as the fair value of the reporting unit exceeded the carrying value.
In the fourth quarter of fiscal 2025, 2024 and 2023, we performed a qualitative analysis for certain reporting units which determined that it was more likely than not that the fair values of these reporting units were in excess of the individual reporting units’ carrying values. In the event that there are significant unfavorable changes to the forecasted cash flows, forecasted revenue, terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record an additional impairment of goodwill at a future date.

Leidos Holdings, Inc. Annual Report	79

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INTANGIBLE ASSETS
Intangible assets, net consisted of the following:

	January 2, 2026			January 3, 2025
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Finite-lived intangible assets:
Programs	$1,748	$(1,391)	$357	$1,686	$(1,293)	$393
Software and technology	264	(187)	77	261	(165)	96
Customer relationships	53	(34)	19	52	(28)	24
Backlog	12	(7)	5	—	—	—
Total finite-lived intangible assets	2,077	(1,619)	458	1,999	(1,486)	513
Indefinite-lived intangible assets:
Trade names	—	—	—	4	—	4
Total intangible assets	$2,077	$(1,619)	$458	$2,003	$(1,486)	$517
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
Amortization expense related to intangible assets was $130 million, $147 million and $202 million for fiscal 2025, 2024 and 2023, respectively.
The estimated annual amortization expense related to finite-lived intangible assets as of January 2, 2026, is as follows:

Fiscal year ending (in millions)
2026	$111
2027	85
2028	76
2029	63
2030	50
2031 and thereafter	73
$458
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

80	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9—Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

(in millions)	January 2, 2026	January 3, 2025
Computers and other equipment	$474	$473
Leasehold improvements	590	567
Vehicles and transportation equipment	400	321
Buildings and improvements	137	137
Office furniture and fixtures	79	78
Land	17	17
Construction-in-progress	84	107
	1,781	1,700
Less: accumulated depreciation and amortization	(820)	(709)
	$961	$991
Depreciation expense was $160 million, $143 million and $129 million for fiscal 2025, 2024 and 2023, respectively.
Note 10—Leases
LESSEE
ROU assets and lease liabilities consisted of the following:

(in millions)	Balance sheet line item	January 2, 2026	January 3, 2025
ROU assets:
Finance leases	Property, plant and equipment, net	$50	$69
Operating leases	Operating lease right-of-use assets, net	526	560
		$576	$629
Current lease liabilities:
Finance leases	Short-term debt and current portion of long-term debt	$20	$19
Operating leases	Accounts payable and accrued liabilities	107	123
		$127	$142
Non-current lease liabilities:
Finance leases	Long-term debt, net of current portion	$34	$54
Operating leases	Operating lease liabilities	587	621
		$621	$675
During fiscal 2025 and 2024, we reduced our leased space by exiting and consolidating underutilized buildings as part of an ongoing facility rationalization effort. We used discounted cash flow models to estimate the fair values of the affected assets and as a result, we recorded impairments of ROU and other assets in the amount of $5 million and $11 million for fiscal 2025 and 2024, respectively. The impairment charges were recorded across our reportable segments.
In fiscal 2024, we took occupancy of our newly constructed facility in San Diego, CA. As a result we recorded $117 million of ROU assets and $169 million of lease liabilities.

Leidos Holdings, Inc. Annual Report	81

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total lease cost for the periods presented consisted of the following:

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Finance lease cost:
Amortization of ROU assets	$20	$20	$18
Interest on lease liabilities	3	4	4
	23	24	22
Operating lease cost(1)	145	143	148
Variable lease cost	35	35	35
Short-term lease cost	2	4	2
Less: Sublease income	(3)	—	—
Total lease cost	$202	$206	$207
(1)Includes ROU lease expense of $115 million, $119 million and $124 million for fiscal 2025, 2024 and 2023, respectively.
Lease costs and sublease income are included in “Cost of revenues” and “Selling, general and administrative expenses” within the consolidated statements of operations.
Lease terms and discount rates related to leases were as follows:

	Year Ended
	January 2, 2026	January 3, 2025	December 29, 2023
Weighted-average remaining lease term (in years):
Finance leases	3.9	4.4	5.2
Operating leases	9.5	9.9	7.3
Weighted-average discount rate:
Finance leases	4.3%	4.7%	4.8%
Operating leases	4.6%	4.5%	3.7%
Other information related to leases was as follows:

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash related to finance leases	$3	$4	$4
Operating cash related to operating leases	165	163	167
Financing cash flows related to finance leases	19	18	17
ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$—	$—	$63
Operating lease liabilities	69	236	97

82	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease commitments of our finance and operating leases on an undiscounted basis, reconciled to the respective lease liability at January 2, 2026, were as follows:

Fiscal Year Ending (in millions)	Finance lease commitments	Operating lease commitments
2026	$22	$134
2027	15	106
2028	5	102
2029	5	88
2030	5	80
2031 and thereafter	6	376
Total undiscounted cash flows	58	886
Less: imputed interest	(4)	(192)
Lease liability as of January 2, 2026	$54	$694
LESSOR
As of January 2, 2026, and January 3, 2025, we had a total net investment in sales-type leases, which relates to lease payment receivables, of $79 million and $94 million, respectively. The current and non-current portions of net investment in sales-type leases are included within “Other current assets” and “Other long-term assets”, respectively, on the consolidated balance sheets.
The components of lease income were as follows:

		Year Ended
(in millions)	Statement of operations line item	January 2, 2026	January 3, 2025	December 29, 2023
Sales-type leases:
Selling price at lease commencement	Revenues	$44	$55	$51
Cost of underlying asset	Cost of revenues	(33)	(40)	(41)
Operating income		11	15	10
Interest income on lease receivables	Revenues	2	5	9
		13	20	19

Operating lease income	Revenues	21	26	39
Total lease income		$34	$46	$58
As of January 2, 2026, undiscounted cash flows for sales-type and operating leases for the next five years are as follows:

Fiscal Year Ending (in millions)	Sales-type leases	Operating-type leases
2026	$43	$2
2027	27	1
2028	10	1
2029	1	—
Total undiscounted cash flows	$81	$4
Present value of lease payments as lease receivables	79
Difference between undiscounted cash flows and discounted cash flows	$2

Leidos Holdings, Inc. Annual Report	83

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11—Fair Value Measurements
As of January 3, 2025, our derivatives primarily consisted of the cash flow interest rate swaps on $500 million of the variable rate senior unsecured term loan (see “Note 12—Derivative Instruments”). The carrying value and fair value of our cash flow interest rate swap was $4 million. The fair value of the cash flow interest rate swaps was determined based on observed values for underlying interest rates on the one-month Secured Overnight Financing Rate ("SOFR") rate as of January 3, 2025 (Level 2 inputs). The $500 million interest rate swaps matured in August 2025.
Financial instruments measured on a recurring basis at fair value also include our defined benefit plan assets (Level 2 inputs). See “Note 19—Retirement Plans” for further details on these investments.
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $15 million and $16 million as of January 2, 2026, and January 3, 2025, respectively, approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs). Our notes receivable are included within “Other current assets” and "Other long-term assets" on the consolidated balance sheets.
As of January 2, 2026, and January 3, 2025, the fair value of debt was $4.7 billion and $4.5 billion, respectively, and the carrying amount was $4.6 billion and $4.7 billion, respectively (see “Note 13—Debt”). The fair value of debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
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
On May 23, 2025, the assets and liabilities acquired in connection with the Kudu Dynamics acquisition were measured at fair value on a non-recurring basis using Level 3 inputs (see "Note 5—Acquisitions and Divestitures").
Note 12—Derivative Instruments
The fair value of the interest rate swaps was as follows:

(in millions)	Balance sheet line item	January 2, 2026	January 3, 2025
Cash flow interest rate swaps	Other current assets	$—	$4
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

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Total interest expense, net presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$203	$193	$212
Amount recognized in other comprehensive income	1	5	6
Amount reclassified from accumulated other comprehensive loss to interest expense, net	(4)	(11)	(15)
Note 13—Debt
Debt consisted of the following:

(in millions)	Stated interest rate	Effective interest rate	January 2, 2026	January 3, 2025
Senior unsecured term loan:
$1,000 million term loan, due March 2028	5.12%	5.27%	$500	$1,000
Senior unsecured notes:
$500 million notes, due May 2025	3.63%	3.76%	—	500
$750 million notes, due May 2030	4.38%	4.50%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$500 million notes, due March 2032	5.40%	5.42%	500	—
$250 million notes, due July 2032	7.13%	7.43%	250	250
$750 million notes, due March 2033	5.75%	5.81%	750	750
$300 million notes, due July 2033	5.50%	5.88%	161	161
$500 million notes, due March 2035	5.50%	5.55%	500	—
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	2.28%-6.31%	54	73
Less: unamortized debt discounts and deferred debt issuance costs			(35)	(32)
Total long-term debt			4,648	4,670
Less current portion			(20)	(618)
Total long-term debt, net of current portion			$4,628	$4,052
REVOLVING CREDIT FACILITY
We have a $1.0 billion senior unsecured revolving facility (the “Revolving Facility”). The Revolving Facility will mature in March 2028 and is subject to an annual commitment fee rate of 0.125% on the unused credit availability and permits two additional one-year extensions subject to lender consent. Principal payments are made quarterly, with the majority of the principal due at maturity. As of January 2, 2026, and January 3, 2025, there were no borrowings outstanding under the Revolving Facility.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
senior unsecured notes due May 2025 and repurchase $500 million outstanding shares of common stock in connection with the Accelerated Share Repurchase ("ASR") agreement (see "Note 16—Earnings Per Share").
COMMERCIAL PAPER
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes (“Commercial Paper Notes”). The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes will bear either a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of January 2, 2026, and January 3, 2025, we did not have any Commercial Paper Notes outstanding.
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
We were in compliance with all covenants as of January 2, 2026.
PRINCIPAL PAYMENTS
Future minimum payments of debt are as follows:

Fiscal Year Ending (in millions)
2026	$20
2027	14
2028	504
2029	5
2030	755
2031 and thereafter	3,385
Total principal payments	4,683
Less: unamortized debt discount and issuance costs	(35)
Total long-term debt	$4,648

86	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14—Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) were as follows:

(in millions)	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
Balance at December 30, 2022	$(73)	$13	$(13)	$(73)
Other comprehensive income (loss)	36	6	(1)	41
Taxes	(2)	1	—	(1)
Reclassification from AOCI	—	(15)	—	(15)
Balance at December 29, 2023	(39)	5	(14)	(48)
Other comprehensive income (loss)	(64)	5	2	(57)
Taxes	5	2	(1)	6
Reclassification from AOCI	—	(11)	—	(11)
Balance at January 3, 2025	(98)	1	(13)	(110)
Other comprehensive income (loss)	74	1	(3)	72
Taxes	(8)	(1)	1	(8)
Reclassification from AOCI	—	(4)	—	(4)
Balance at January 2, 2026	$(32)	$(3)	$(15)	$(50)
Reclassifications for unrecognized gain (loss) on derivative instruments associated with outstanding debt are recorded in “Interest expense, net” on the consolidated statements of operations. See “Note 12—Derivative Instruments” for more information on our interest rate swap agreements.

Leidos Holdings, Inc. Annual Report	87

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15—Composition of Certain Financial Statement Captions

Balance Sheets (in millions)	January 2, 2026	January 3, 2025
Other current assets:
Fulfillment costs and project assets(1)	$83	$93
Other(2)	573	432
	$656	$525
Other long-term assets:(3)
Fulfillment costs and project assets(1)	$30	$16
Other(2)	314	305
	$344	$321
Accounts payable and accrued liabilities:(4)
Accrued liabilities	$734	$883
Accounts payable	627	611
Deferred revenue	348	333
Other(2)	279	304
	$1,988	$2,131
Accrued payroll and employee benefits:
Accrued vacation	$358	$366
Accrued bonuses	177	164
Salaries and amounts withheld from employees’ compensation	284	281
	$819	$811
(1)For the year ended January 2, 2026, and January 3, 2025, $346 million and $328 million, respectively, of amortization was recognized related to fulfillment costs and project assets.
(2)Balance represents items that are not individually significant to disclose separately.
(3)For the year ended January 2, 2026, we disaggregated "Deferred tax assets" from "Other long-term assets" on the consolidated balance sheets. As a result, the prior year activity has been reclassified to conform with the current year presentation.
(4)For the year ended January 3, 2025, we recast "Accounts payable and accrued liabilities" on the consolidated balance sheets to reflect a change in accounting policy (see "Note 3—Summary of Significant Accounting Policies").
Note 16—Earnings Per Share
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

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average number of shares used to compute basic and diluted EPS attributable to Leidos stockholders were:

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Basic weighted average number of shares outstanding	128	134	137
Dilutive common share equivalents—stock options and other stock awards	2	2	1
Diluted weighted average number of shares outstanding	130	136	138
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total number of outstanding stock options and vesting stock awards that were anti-dilutive was less than 0.5 million for both fiscal 2025 and 2024, and was 1 million for fiscal 2023.
SHARE REPURCHASES
During fiscal 2025, 2024 and 2023, we made open market repurchases of our common stock for an aggregate purchase price of $400 million, $850 million, and $225 million, respectively. All repurchased shares were immediately retired.
In fiscal 2025, we entered into an ASR agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received 3.6 million shares.
The repurchases were recorded to “Additional paid-in capital” in the consolidated balance sheets. All shares delivered were immediately retired.
Note 17—Stock-Based Compensation
PLAN SUMMARIES
As of January 2, 2026, we had stock-based compensation awards outstanding under the following plans: the 2017 Omnibus Incentive Plan and the 2006 Employee Stock Purchase Plan, as amended (“ESPP”). We issue new shares upon the vesting of stock units or exercising of stock options under these plans.
The 2017 Omnibus Incentive Plan provides Leidos and its affiliates’ employees, directors and consultants the opportunity to receive various types of stock-based compensation awards, such as stock options, restricted stock units and performance-based awards, as well as cash awards. We grant service-based awards that generally vest or become exercisable 33% a year over three years, 25% a year over four years or cliff vest in three years. As of January 2, 2026, 2.7 million shares of Leidos’ stock were reserved for future issuance under the 2017 Omnibus Incentive Plan.
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
Our ESPP allows eligible employees to purchase shares of Leidos’ stock at a discount on the date of purchase. During fiscal 2025, 2024 and 2023, the discount was 10% of the fair market value on the date of purchase. During fiscal 2025, 2024 and 2023, $57 million, $52 million and $48 million, respectively, was received from ESPP plan participants for the issuance of Leidos’ stock. A total of 1.5 million shares remain available for future issuance under the ESPP.

Leidos Holdings, Inc. Annual Report	89

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Total stock-based compensation expense	$95	$85	$77
Tax benefits recognized from stock-based compensation	18	17	17
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
During fiscal 2025, 2024 and 2023, we used a blended approach to measure expected volatility that is based on our weighted average historical and implied volatility.
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

	Year Ended
	January 2, 2026	January 3, 2025	December 29, 2023
Weighted average grant-date fair value	$34.99	$35.45	$25.21
Expected term (in years)	4.3	4.5	4.7
Expected volatility	27.5%	28.7%	28.6%
Risk-free interest rate	4.0%	4.1%	4.0%
Dividend yield	1.1%	1.3%	1.4%

90	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at December 30, 2022	1.8	$81.45	3.9	$42
Options granted	0.3	92.71
Options forfeited or expired	—	95.05
Options exercised	(0.2)	53.78		9
Outstanding at December 29, 2023	1.9	$86.22	3.7	$41
Options granted	0.2	130.81
Options forfeited or expired	(0.1)	106.09
Options exercised	(0.8)	80.93		43
Outstanding at January 3, 2025	1.2	$97.53	3.9	$58
Options granted	0.3	134.00
Options forfeited or expired	—	127.52
Options exercised	(0.4)	85.97		23
Outstanding at January 2, 2026	1.1	$110.10	4.1	$77
Exercisable at January 2, 2026	0.5	$97.21	2.9	$46
Vested and expected to vest in the future as of January 2, 2026	1.0	$109.90	4	$77
As of January 2, 2026, there was $7 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.5 years. Tax benefits from stock options exercised for fiscal 2025, 2024 and 2023 were $4 million, $7 million and $2 million, respectively.
RESTRICTED STOCK UNITS AND AWARDS
Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of three or four years based upon required service conditions and in some cases revenue or EPS-based performance conditions.

Leidos Holdings, Inc. Annual Report	91

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock units and awards activity for each of the periods presented was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at December 30, 2022	1.3	$98.52
Awards granted	0.6	95.82
Awards forfeited	(0.1)	97.18
Awards vested	(0.4)	97.65
Unvested stock awards at December 29, 2023	1.4	$97.71
Awards granted	0.5	133.06
Awards forfeited	(0.1)	107.67
Awards vested	(0.6)	94.94
Unvested stock awards at January 3, 2025	1.2	$111.43
Awards granted	0.6	139.50
Awards forfeited	—	122.77
Awards vested	(0.5)	106.56
Unvested stock awards at January 2, 2026	1.3	$126.60
As of January 2, 2026, there was $70 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock units, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of restricted stock units that vested in fiscal 2025, 2024 and 2023 was $72 million, $74 million and $40 million, respectively.
PERFORMANCE-BASED STOCK AWARDS
Performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
For awards granted during fiscal 2025, 2024 and 2023, the target number of shares of stock granted under the awards will vest and the stock will be issued at the end of a three-year period based on a three-year cycle performance period and the actual number of shares to be issued will be based upon the achievement of the three-year cycle’s performance criteria. Also, during fiscal 2025, 2024 and 2023, we granted performance-based awards with market conditions. These market condition awards provide for a target number of shares, with the actual number of shares issued upon vesting determined based on the achievement of applicable market conditions. The awards vest at the end of a three-year performance period based on specified total shareholder return performance measures and the employees continued service through the vesting date.

92	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance-based stock award activity for each of the periods presented was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at December 30, 2022	0.5	$106.70
Awards granted	0.2	99.34
Awards forfeited	—	104.90
Awards vested	(0.1)	116.37
Unvested at December 29, 2023	0.6	$102.22
Awards granted	0.1	176.69
Awards forfeited	(0.1)	117.15
Awards vested	(0.2)	88.81
Unvested at January 3, 2025	0.4	$123.89
Awards granted	0.2	146.36
Awards forfeited	—	141.83
Awards vested	(0.2)	119.17
Unvested at January 2, 2026	0.4	$134.87
The weighted average grant date fair value for performance-based stock, excluding those with a market condition, during fiscal 2025, 2024 and 2023 was $133.06, $130.15 and $93.90, respectively. The weighted average grant date fair value for performance-based stock with market conditions that were granted during fiscal 2025, 2024 and 2023 was $166.24, $186.81 and $108.38, respectively, and was calculated using the Monte Carlo simulation.
The Monte Carlo simulation assumptions used for the periods presented were as follows:

	Year Ended
	January 2, 2026	January 3, 2025	December 29, 2023
Expected volatility	26.08%	24.86%	26.35%
Risk free rate of return	3.93%	4.20%	4.33%
Weighted average grant date stock price	$133.06	$130.15	$93.90
As of January 2, 2026, there was $27 million of unrecognized compensation cost, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of performance-based stock awards that vested in fiscal 2025, 2024 and 2023 was $24 million, $16 million, and $12 million, respectively.

Leidos Holdings, Inc. Annual Report	93

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18—Income Taxes
The provision for income taxes for the periods presented included the following:

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Current:
U.S. federal	$5	$381	$212
State	53	84	68
Foreign	21	22	23
Deferred:
U.S. federal	341	(77)	(75)
State	27	(13)	(20)
Foreign	—	(9)	(13)
Total	$447	$388	$195
Below is the rate reconciliation pursuant to the disclosure requirements of ASU 2023-09, which represents the reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for the periods presented:

	Year Ended
(dollars in millions)	January 2, 2026
U.S. federal statutory tax rate	$401	21.0%
State and local income taxes, net of federal income tax effect(1)	39	1.9
Foreign tax effects	5	0.3
Effect of cross-border tax laws	2	0.1
Tax credits:
Research and development tax credits	(22)	(1.2)
Other	(1)	—
Changes in valuation allowances	3	0.2
Nontaxable or nondeductible items	(2)	(0.1)
Changes in unrecognized tax benefits	25	1.3
Other adjustments	(3)	(0.1)
Effective tax rate	$447	23.4%
(1) State taxes in VA and MD made up the majority (greater than 50 percent) of the tax effect in this category.

94	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The company has elected to adopt the provisions of ASU 2023-09 on a prospective basis beginning fiscal 2025 as shown above, the rate reconciliation for the periods prior to the adoption of ASU 2023-09, were as follows:

(dollars in millions)	January 3, 2025	December 29, 2023
Amount computed at the statutory federal income tax rate	$344	$85
State income taxes, net of federal tax benefit	28	26
Goodwill	—	104
Research and development credits	(25)	(19)
Excess tax benefits from stock-based compensation	(15)	(2)
Change in valuation allowance for deferred tax assets	4	3
Impact of foreign operations	(5)	(13)
Dividends paid to employee stock ownership plan	(2)	(2)
Change in accruals for uncertain tax positions	39	14
Other	20	(1)
Total	$388	$195
Effective income tax rate	23.7%	48.4%
The decrease to the effective tax rate for fiscal 2025 compared to fiscal 2024 was primarily due to a decrease in unrecognized tax benefits, partially offset by the impacts from cross-border taxes resulting from the H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The decrease in the effective tax rate for fiscal 2024 compared to fiscal 2023 was due to non tax deductible goodwill impairments unfavorably impacting fiscal 2023.

Leidos Holdings, Inc. Annual Report	95

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

(in millions)	January 2, 2026	January 3, 2025
Capitalized research and development	$39	$370
Operating lease liabilities	167	179
Accrued vacation and bonuses	72	85
Reserves	39	39
Deferred compensation	42	42
Credits and net operating losses carryovers	40	46
Vesting stock awards	34	30
Deferred revenue	5	9
Accumulated other comprehensive loss	3	6
Other	28	30
Total deferred tax assets	469	836
Valuation allowance	(34)	(31)
Deferred tax assets, net of valuation allowance	$435	$805

Purchased intangible assets	$(380)	$(361)
Operating lease right-of-use assets	(132)	(138)
Property, plant and equipment	(84)	(98)
Other	(12)	(7)
Total deferred tax liabilities	(608)	(604)
Net deferred tax assets	$(173)	$201
On July 4, 2025, the OBBBA implemented several corporate tax law changes, including but not limited to, (1) restoring the ability to immediately expense U.S. research and development costs; (2) allowing certain taxpayers an election to deduct the unamortized balance of U.S. research and development costs capitalized in prior years; and (3) reinstating one hundred percent bonus depreciation for eligible property. Based upon our interpretation of the law as currently enacted, income taxes payable and net deferred taxes were $265 million and $230 million, respectively, lower at fiscal 2025, than our estimates prior to the OBBBA enactment.
As of fiscal 2025, we had state net operating losses of $95 million, which we expect to utilize. The losses will begin to expire in fiscal 2034. We had foreign tax credits of $26 million that will begin to expire in fiscal 2030. We expect to utilize $3 million of the foreign tax credits. We also had foreign net operating losses of $32 million, which will not expire and expect to utilize $8 million of the foreign net operating losses.
The income tax payments, net of refunds, by jurisdiction as of January 2, 2026 were as follows:

(in millions)	Income Tax Payments	Income Tax Refunds	Total
U.S. federal	$181	$(2)	$179
U.S. state & local:
Virginia	32	—	32
Other state & local	59	(10)	49
Foreign:
Australia	16	(1)	15
Other foreign	13	(12)	1
Total	$301	$(25)	$276

96	Leidos Holdings, Inc. Annual Report

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the unrecognized tax benefits were as follows:

	Year Ended
(in millions)	January 2, 2026	January 3, 2025	December 29, 2023
Unrecognized tax benefits at beginning of year	$173	$110	$92
Additions for tax positions related to current year	20	81	58
Additions for tax positions related to prior years	26	46	15
Reductions for tax positions related to current year	(2)	(1)	(1)
Reductions for tax positions related to prior years	(116)	(59)	(54)
Settlements with taxing authorities	—	(3)	—
Lapse of statute of limitations	(2)	(1)	—
Unrecognized tax benefits at end of year	$99	$173	$110
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$90	$57	$15
As of fiscal 2025 and 2023, unrecognized tax benefits were included within "Other long-term liabilities" on the consolidated balance sheets. As of fiscal 2024, $17 million of unrecognized tax benefits were included within "Accounts payable and accrued liabilities," and $156 million was included within "Other long-term liabilities" on the consolidated balance sheets.
For fiscal 2025, unrecognized tax benefits decreased $92 million for tax positions related to prior years, primarily as a result of uncertainty regarding capitalized research and development costs for the tax years ended fiscal 2023 and fiscal 2024, partially offset by an increase in uncertain state tax positions. In addition, unrecognized tax benefits increased $18 million for tax positions related to the current year, primarily as a result of uncertain state tax positions.
We file income tax returns in the United States and various state and foreign jurisdictions. For the years ended fiscal 2025, 2024 and 2023, we are participating in the Internal Revenue Service (“IRS”) Compliance Assurance Process (“CAP”), a real-time audit of our consolidated federal corporate income tax returns. The IRS has completed their examination of our consolidated federal income tax returns through the year ended fiscal 2022. We believe that participation in CAP should reduce tax-related uncertainties, if any. As of fiscal 2025, we were no longer subject to state, local, or foreign examinations by the tax authorities for fiscal years ended on or before December 30, 2021, except in certain limited cases.
While we believe we have adequate accruals for uncertain tax positions, the tax authorities may determine that we owe taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.
Note 19—Retirement Plans
DEFINED CONTRIBUTION PLANS
We sponsor various defined contribution plans in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and Leidos may also make discretionary contributions. Company contributions were $197 million, $159 million and $148 million for fiscal 2025, 2024 and 2023, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the KESDP, eligible participants may elect to defer in share units all or a portion of certain cash bonuses and restricted stock unit awards granted under the current 2017 Omnibus Incentive Plan (see “Note 17—Stock-Based Compensation”). Under the MSCP, restricted stock share units are fully vested and no further deferrals into the plan are made. We do not make any contributions to the accounts of KESDP or MSCP participants. Benefits from the KESDP and MSCP are payable in shares of Leidos common stock held in a rabbi trust for the purpose of funding benefit payments to KESDP and MSCP participants.
DEFINED BENEFIT PLANS
We sponsor two frozen defined benefit pension plans (“the Defined Benefit Plans”), one in the United Kingdom (“UK”) and another in the United States ("U.S.").
On May 20, 2022, the trustee of our UK defined benefit pension plan (the “Plan”) invested the assets of the Plan in a bulk purchase annuity policy to fully insure the benefits payable to the members of the Plan. As the buy-in transaction insured the defined benefit obligation, we do not anticipate material future contributions. The bulk purchase annuity policy is structured to enable the Plan to move to a full buy-out, at which time the insurer would become directly responsible for all pension payments and we would be relieved of our obligations under the Plan. As of January 2, 2026, and January 3, 2025, the unamortized loss within AOCI related to the Plan was $22 million and $20 million, respectively. As of January 2, 2026, and January 3, 2025, the Plan had net assets of $6 million and $7 million, respectively. On February 11, 2026, the Plan completed a full buy-out and recognized a settlement loss related to the unamortized loss previously recorded within AOCI. Any remaining net plan assets of the Plan will be remitted to the Company upon completion of the settlement process.
The projected benefit obligation of the Defined Benefit Plans as of January 2, 2026, and January 3, 2025, was $89 million and $88 million, respectively.
The fair value of the Defined Benefit Plans assets as of January 2, 2026, and January 3, 2025, was $94 million. The UK Plan funding status was overfunded by $6 million and $7 million as of January 2, 2026, and January 3, 2025, respectively, and the U.S. benefit pension plan was underfunded by $1 million as of January 2, 2026, and January 3, 2025. The underfunded and overfunded positions of the Defined Benefit Plans' assets have been included within “Other long-term liabilities” and "Other long-term assets," respectively, on the consolidated balance sheets.
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
Note 20—Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. The CODM considers segment revenue and operating income to assist with the evaluation of strategic business decisions, including potential acquisitions or divestitures, whether to invest in certain products or services, share repurchases and the declaration of dividends.
Our business is aligned into six operating segments, which are aggregated into four reportable segments in accordance with the criteria established under ASC 280, Segment Reporting: National Security & Digital, Health & Civil, Commercial & International and Defense Systems. Our reportable segments are focused on specific, defined capability sets that we bring to our customers. Additionally, we separately present the unallocated costs associated with corporate functions as Corporate.
Our National Security & Digital business provides leading-edge and technologically advanced services, solutions and products across substantially all U.S. federal government customers. Our advanced capabilities allow us to provide technology-enabled services, software capabilities and IT modernization.

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
Our Defense Systems business addresses threats facing our nation by rapidly prototyping and delivering advanced hardware, software, and integrated systems solutions for the DoW, Army, Navy, Air Force, Space Force, Marine Corps, United States Special Operations Command, Defense Advanced Research Projects Agency and intelligence agencies. We are heavily engaged in the top defense Research Development Test and Evaluation priorities that are driven by evolving global threats. This business is dedicated to delivering cost-effective solutions and services in the space, airborne, land and maritime domains and supporting critical missions worldwide.
Corporate includes the operations of various corporate activities, certain corporate expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment’s performance. The following table summarizes business segment information for the periods presented:

	Year Ended January 2, 2026
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$7,611	$5,069	$2,315	$2,179	$17,174
Less:
Direct labor	1,955	930	414	427	3,726
Amortization of intangible assets	29	24	28	49	130
Other segment expense	4,867	2,913	1,707	1,547	11,034
Segment operating income	$760	$1,202	$166	$156	$2,284

Corporate expense					175
Total operating income					$2,109

	Year Ended January 3, 2025
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$7,365	$5,015	$2,252	$2,030	$16,662
Less:
Direct labor	1,934	951	407	407	3,699
Amortization of intangible assets	23	27	30	67	147
Other segment expense	4,688	2,942	1,711	1,462	10,803
Segment operating income	$720	$1,095	$104	$94	$2,013

Corporate expense					186
Total operating income					$1,827

Leidos Holdings, Inc. Annual Report	99

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 29, 2023
(in millions)	National Security & Digital	Health & Civil	Commercial & International	Defense Systems	Total
Revenues	$7,196	$4,238	$2,126	$1,878	$15,438
Less:
Direct labor	1,838	894	386	378	3,496
Amortization of intangible assets	47	40	37	78	202
Other segment expense	4,639	2,730	2,263	1,357	10,989
Segment operating income (loss)	$672	$574	$(560)	$65	$751

Corporate expense					130
Total operating income					$621
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
We generated approximately 87% of our total revenues in fiscal 2025, 2024 and 2023 from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoW and U.S. Intelligence Community, including subcontracts under which the DoW or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 49% of our total revenues for both fiscal 2025 and 2023, and 48% for fiscal 2024.
Revenues generated by entities outside of the United States were approximately 8% in both fiscal 2025 and 2024, and 9% in fiscal 2023. As such, additional financial information by geographic location is not presented.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defense Contract Audit Agency
As of January 2, 2026, active indirect cost audits by the DCAA remain open for fiscal 2023 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed estimates, our profitability may be adversely affected. As of January 2, 2026, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
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
Commitments
As of January 2, 2026, we have outstanding letters of credit of $114 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $151 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of January 2, 2026, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending (in millions)
2026	$133
2027	46
2028	73
2029	8
2030	—
2031 and thereafter	5
$265
Note 22—Subsequent Events
ACQUISITION
On January 23, 2026, ("Signing Date"), Leidos, Inc. entered into a stock purchase agreement with KENE Holdings, L.P. and KENE Parent Inc. ("Entrust") to acquire all of the shares of Entrust for a purchase price of $2.4 billion in cash, subject to customary adjustments for Entrust’s cash, debt, transaction expenses and net working capital. Entrust is a professional engineering company providing professional engineering and design, consulting, data analytics, project management and automation services. We believe this acquisition will strengthen our core competencies within the Commercial & International business segment. The transaction is expected to close in the first half of fiscal 2026, subject to the satisfaction or waiver of customary closing conditions.
DEBT FINANCING
In connection with the acquisition of Entrust, we entered into an agreement with Citigroup Global Markets Inc. ("Citi"), which provides for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.4 billion (the "Bridge Facility"). The Bridge Facility will mature 364 days after the Signing Date. Borrowings under the Bridge Facility bear interest at a rate determined, at the Company's option, based on either an alternate base rate or an adjusted term SOFR rate, plus an applicable margin.

Leidos Holdings, Inc. Annual Report	101

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REVOLVING CREDIT FACILITY
On February 12, 2026 (the “Closing Date”), we amended and restated our existing senior unsecured revolving credit facility to increase the borrowing capacity from $1.0 billion to $1.5 billion. The amended revolving credit facility will mature five years from the Closing Date and permits two additional one-year extensions subject to lender consent. Borrowings under the revolving credit facility will bear interest at a rate determined, at the Company's option, based on either an alternate base rate or term SOFR rate, plus an applicable margin.
SEGMENT REALIGNMENT
Beginning in fiscal 2026, we will operate in four reportable segments that are focused on specific, defined capability sets we bring to our customers. The four reportable segments will be Intelligence & Digital, Health, Homeland and Defense. We will also separately present the unallocable costs associated with corporate functions as Corporate. All historical segment financial information will be recast to conform to the new reportable segment structure in our financial statements and accompanying notes, beginning in the first quarter of fiscal 2026.

102	Leidos Holdings, Inc. Annual Report

PART II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 2, 2026. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (“SEC”). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred in the fourth quarter of the period ended January 2, 2026, covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of our internal control over financial reporting as of January 2, 2026, excludes an assessment of the internal control over financial reporting of Kudu Dynamics, acquired on May 23, 2025. Kudu Dynamics represents approximately 0.2% of our consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to Kudu Dynamics, at January 2, 2026, and 0.4% and 0.1% of our consolidated revenues and operating income, respectively, for the fiscal year ended January 2, 2026.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of January 2, 2026, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

Leidos Holdings, Inc. Annual Report	103

PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of January 2, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Kudu Dynamics, which was acquired on May 23, 2025. Kudu Dynamics represents approximately 0.2% of consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to Kudu Dynamics at January 2, 2026, and 0.4% and 0.1% of consolidated revenues and operating income, respectively, for the fiscal year ended January 2, 2026. Accordingly, our audit did not include the internal control over financial reporting at Kudu Dynamics.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2026, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's change in its method of accounting for cash.
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
/s/ Deloitte & Touche LLP
McLean, Virginia
February 17, 2026

104	Leidos Holdings, Inc. Annual Report

PART II
Item 9B. Other Information
RULE 10B5-1 TRADING ARRANGEMENT
During the three months ended January 2, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Leidos Holdings, Inc. Annual Report	105

PART III
Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1–Election of Directors,” “Corporate Governance” and “Ownership of Voting Securities” appearing in the 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended January 2, 2026, which required information is incorporated by reference into this Annual Report on Form 10-K.
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
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2026 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended January 2, 2026, which required information is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2026 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended January 2, 2026, which required information is incorporated by reference into this Annual Report on Form 10-K.

106	Leidos Holdings, Inc. Annual Report

PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Ownership of Voting Securities” in the 2026 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended January 2, 2026, which required information is incorporated by reference into this Annual Report on Form 10-K.
Information with respect to our equity compensation plans as of January 2, 2026, is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,750,416	(2)	$110.10	(3)	6,645,459	(4)
Equity compensation plans not approved by security holders (5)	—		—		—
Total	2,750,416	(2)	$110.10	(3)	6,645,459
(1)The following equity compensation plans approved by security holders are included in this plan category: the 2017 Omnibus Incentive Plan and the 2006 Employee Stock Purchase Plan, as amended.
(2)Represents (i) 1,691,254 shares of Leidos common stock reserved for future issuance for service-based awards and performance and market-based awards assuming achievement of the target level of performance for unearned performance and market-based awards (does not include an additional 444,758 shares if the maximum level of performance is achieved) and other stock awards under the 2017 Omnibus Incentive Plan, (ii) 3,138 shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 1,056,024 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2017 Omnibus Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.
(3)Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights.
(4)Represents 5,104,853 and 1,540,606 shares of Leidos common stock under the 2017 Omnibus Incentive Plan and 2006 Employee Stock Purchase Plan, respectively. The maximum number of shares initially available for issuance under the 2017 Omnibus Incentive Plan was 7.5 million. The 2006 Employee Stock Purchase Plan was amended in September 2016 to provide that the maximum number of shares available for issuance thereunder is 5.0 million. Those shares that are issued under the 2017 Omnibus Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2026 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended January 2, 2026, which required information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit and Non-Audit Fees” in the 2026 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended January 2, 2026, which required information is incorporated by reference into this Annual Report on Form 10-K.

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

4.8	Form of 2.300% Senior Notes due 2031. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 9, 2020.

108	Leidos Holdings, Inc. Annual Report

PART IV

Exhibit Number	Description of Exhibit
4.9	Officers’ Certificate of Leidos, Inc., dated as of February 28, 2023. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2023.

4.10
Form of Global Note representing Leidos, Inc.’s 5.750% Notes due 2033. Included in Exhibit 4.9 and incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 28, 2023.

4.11	Officers’ Certificate of Leidos, Inc., dated as of February 13, 2025. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 20, 2025.

4.12
Form of Global Note representing Leidos, Inc.’s 5.400% Notes due 2032. Included in Exhibit 4.11 and incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 20, 2025.

4.13
Form of Global Note representing Leidos, Inc.’s 5.500% Notes due 2035. Included in Exhibit 4.11 and incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 20, 2025.

4.14	Description of Common Stock. Incorporated by reference to Exhibit 4.13 to our Annual Report on Form 10-K filed with the SEC on February 23, 2021.

10.2 *	Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on February 14, 2023.

10.3*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.4*	Amended and Restated Leidos, Inc.’s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.5*	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.6*	Amended and Restated Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017.

10.7*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.8*	Amended and Restated Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2019.

10.9*
Executive Employment Agreement, dated February 23, 2023, between Leidos Holdings, Inc. and Thomas A. Bell. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2023.

10.10*
Form of Notice of Grant of Options for Non-Employee Directors under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on February 23, 2018.

10.11*
Form of Notice of Grant of Options for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on February 13, 2024.

10.12*
Form of Notice of Grant of Restricted Stock Unit Awards (Performance-Vesting) for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on February 13, 2024.

Leidos Holdings, Inc. Annual Report	109

PART IV

Exhibit Number	Description of Exhibit
10.13*
Form of Notice of Grant of Performance Share Awards for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed with the SEC on February 13, 2024.

10.14*
Form of Notice of Grant of Restricted Stock Unit Awards (Time-Vesting) for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on February 13, 2024.

10.15*
Form of Notice of Grant of Restricted Stock Unit Awards for Non-Employee Directors under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed with the SEC on February 23, 2018.

10.16
Intellectual Property Matters Agreement, dated August 16, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.17
Credit Agreement dated as of March 10, 2023, by and among Leidos Holdings, Inc., Leidos, Inc., the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2023.

10.18
Form of Commercial Paper Dealer Agreement, dated July 12, 2021, between Leidos, Inc., as issuer, the Company, as guarantor, and the applicable Dealer party thereto. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the U.S. Securities and Exchange Commission on July 12, 2021.

10.19
Amended and Restated Leidos Holdings, Inc. Severance Plan for Executive Officers, effective July 27, 2023. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed with the SEC on August 1, 2023.

19	Insider Trading Policy. Incorporated by reference to Exhibit 19 to our Annual Report on Form 10-K filed with the SEC on February 11, 2025.

21	Subsidiaries of the Registrant.

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Leidos Holdings, Inc.’s Financial Restatement Compensation Clawback Policy. Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on February 13, 2024.

101	Interactive Data File.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*    Executive Compensation Plans and Arrangements
**    Paper filing
†    Confidential treatment has been granted with respect to certain portions of these exhibits

110	Leidos Holdings, Inc. Annual Report

PART IV
Item 16. Form 10-K Summary
None.

Leidos Holdings, Inc. Annual Report	111

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer
Dated: February 17, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Leidos Holdings, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Bell	Principal Executive Officer	February 17, 2026
Thomas A. Bell

/s/ Christopher R. Cage	Principal Financial Officer	February 17, 2026
Christopher R. Cage

/s/ Daniel A. Atkinson	Principal Accounting Officer	February 17, 2026
Daniel A. Atkinson

/s/ Gregory R. Dahlberg	Director	February 17, 2026
Gregory R. Dahlberg

/s/ David G. Fubini	Director	February 17, 2026
David G. Fubini

/s/ Noel B. Geer	Director	February 17, 2026
Noel B. Geer

/s/ Tina W. Jonas	Director	February 17, 2026
Tina W. Jonas

/s/ Harry M. J. Kraemer, Jr.	Director	February 17, 2026
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	February 17, 2026
Gary S. May

/s/ Nancy A. Norton	Director	February 17, 2026
Nancy A. Norton

/s/ Patrick M. Shanahan	Director	February 17, 2026
Patrick M. Shanahan

/s/ Robert S. Shapard	Director	February 17, 2026
Robert S. Shapard

112	Leidos Holdings, Inc. Annual Report