Form 10-Q
period 2026-04-03
Leidos Holdings, Inc.
filed 2026-05-05
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of April 28, 2026, was 125,785,466 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC. FORM 10-Q

Part I—Financial Information
Item 1. Financial Statements
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except share and per share data)	April 3, 2026	January 2, 2026
Assets:
Cash and cash equivalents	$457	$1,108
Receivables, net	3,028	2,708
Inventory, net	336	342
Other current assets	582	656
Total current assets	4,403	4,814
Property, plant and equipment, net	966	961
Intangible assets, net	993	458
Goodwill	8,094	6,342
Operating lease right-of-use assets, net	553	526
Deferred tax assets	35	48
Other long-term assets	343	344
Total assets	$15,387	$13,493
Liabilities:
Accounts payable and accrued liabilities	$2,145	$1,988
Accrued payroll and employee benefits	687	819
Short-term debt and current portion of long-term debt	320	20
Total current liabilities	3,152	2,827
Long-term debt, net of current portion	6,014	4,628
Operating lease liabilities	610	587
Deferred tax liabilities	280	221
Other long-term liabilities	267	268
Total liabilities	10,323	8,531
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 125,783,512 and 126,380,657 shares issued and outstanding at April 3, 2026, and January 2, 2026, respectively	—	—
Additional paid-in capital	117	319
Retained earnings	4,921	4,647
Accumulated other comprehensive loss	(25)	(50)
Total Leidos stockholders’ equity	5,013	4,916
Non-controlling interest	51	46
Total stockholders' equity	5,064	4,962
Total liabilities and stockholders' equity	$15,387	$13,493
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	1

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(unaudited; in millions, except per share data)	April 3, 2026	April 4, 2025
Revenues	$4,400	$4,245
Cost of revenues	3,639	3,488
Selling, general and administrative expenses	223	230
Acquisition, integration and restructuring costs	35	4
Equity earnings of non-consolidated subsidiaries	(5)	(7)
Operating income	508	530
Non-operating expense:
Interest expense, net	(55)	(49)
Other expense, net	(24)	(3)
Income before income taxes	429	478
Income tax expense	(94)	(113)
Net income	335	365
Less: net income attributable to non-controlling interest	7	2
Net income attributable to Leidos common stockholders	$328	$363

Earnings per share:
Basic	$2.60	$2.79
Diluted	2.56	2.77
See accompanying notes to condensed consolidated financial statements.

2	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(unaudited; in millions)	April 3, 2026	April 4, 2025
Net income	$335	$365
Foreign currency translation adjustments	8	28
Unrecognized loss on derivative instruments	—	(1)
Pension adjustments	17	—
Total other comprehensive income, net of taxes	25	27
Comprehensive income	360	392
Less: net income attributable to non-controlling interest	7	2
Comprehensive income attributable to Leidos common stockholders	$353	$390
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	3

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at January 2, 2026	126	$319	$4,647	$(50)	$4,916	$46	$4,962
Net income	—	—	328	—	328	7	335
Other comprehensive income, net of taxes	—	—	—	25	25	—	25
Issuances of stock	1	17	—	—	17	—	17
Repurchases of stock and other	(1)	(244)	—	—	(244)	—	(244)
Dividends of $0.43 per share	—	—	(54)	—	(54)	—	(54)
Stock-based compensation	—	25	—	—	25	—	25
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at April 3, 2026	126	$117	$4,921	$(25)	$5,013	$51	$5,064

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at January 3, 2025	131	$1,112	$3,410	$(110)	$4,412	$48	$4,460
Net income	—	—	363	—	363	2	365
Other comprehensive income, net of taxes	—	—	—	27	27	—	27
Issuances of stock	1	17	—	—	17	—	17
Repurchases of stock and other	(3)	(531)	—	—	(531)	—	(531)
Dividends of $0.40 per share	—	—	(52)	—	(52)	—	(52)
Stock-based compensation	—	21	—	—	21	—	21
Net capital distributions to non-controlling interest	—	—	—	—	—	(5)	(5)
Balance at April 4, 2025	129	$619	$3,721	$(83)	$4,257	$45	$4,302
See accompanying notes to condensed consolidated financial statements.

4	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(unaudited; in millions)	April 3, 2026	April 4, 2025
Cash flows from operations:
Net income	$335	$365
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	72	69
Stock-based compensation	25	21
Deferred income taxes	(8)	(24)
Loss on pension plan settlement	23	—
Other	10	(1)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(160)	(246)
Other current assets and other long-term assets	3	(27)
Accounts payable and accrued liabilities and other long-term liabilities	54	(72)
Accrued payroll and employee benefits	(154)	(148)
Income taxes receivable/payable	101	121
Net cash provided by operating activities	301	58
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(2,338)	—
Payments for property, equipment and software	(31)	(22)
Divestiture of a business	4	—
Other	6	—
Net cash used in investing activities	(2,359)	(22)
Cash flows from financing activities:
Proceeds from debt issuance	1,397	997
Net proceeds from commercial paper	300	—
Repayments of borrowings	(5)	(529)
Payments for debt issuance costs	(15)	(7)
Dividend payments	(55)	(53)
Repurchases of stock and other	(243)	(528)
Proceeds from issuances of stock	16	15
Net capital distributions to non-controlling interests	(2)	(5)
Net cash provided by (used in) financing activities	1,393	(110)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1)	7
Net decrease in cash, cash equivalents and restricted cash	(666)	(67)
Cash, cash equivalents and restricted cash at beginning of period	1,204	991
Cash, cash equivalents and restricted cash at end of period	538	924
Less: restricted cash at end of period	81	82
Cash and cash equivalents at end of period	$457	$842
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	5

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Three Months Ended
(unaudited; in millions)	April 3, 2026	April 4, 2025
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$(5)	$(4)
Cash paid for interest	68	51
Non-cash investing activity:
Property, plant and equipment additions	$1	$—
Non-cash financing activity:
Finance lease obligations	$1	$—
See accompanying notes to condensed consolidated financial statements.

6	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1–Basis of Presentation and Summary of Significant Accounting Policies
NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos, is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 50,000 global employees, Leidos' customers include the U.S. Department of War (“DoW”), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Unless indicated otherwise, references to "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
Beginning fiscal 2026, we completed a realignment of our reporting structure, which resulted in the identification of four reportable segments: Intelligence & Digital, Health, Homeland and Defense. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate. We commenced operating and reporting under the new organizational structure effective the first day of fiscal 2026. As a result of this change, prior year segment results have been recast to reflect the current reportable segment structure.
We have a controlling interest in Hanford Mission Integration Solutions, LLC ("HMIS") and a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. The financial results for HMIS are consolidated into our unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements also include the balances of all voting interest entities in which Leidos has a controlling voting interest ("subsidiaries") and a variable interest entity ("VIE") in which Leidos is the primary beneficiary. The consolidated balances of the VIE are not material to the unaudited condensed consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on February 17, 2026.

Leidos Holdings, Inc.	7

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ACCOUNTING STANDARDS UPDATES ADOPTED
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
The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2027, including interim periods within those annual reporting periods, and may be adopted on a prospective, modified or retrospective basis. Early adoption is permitted. Effective fiscal 2026, we adopted the requirements of ASU 2025-06, using the prospective method. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
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
Changes in estimates on contracts were as follows:

	Three Months Ended
(in millions, except per share data)	April 3, 2026	April 4, 2025
Favorable impact	$37	$53
Unfavorable impact	(46)	(23)
Net impact to income before income taxes	$(9)	$30

Impact on diluted EPS attributable to Leidos common stockholders	$(0.05)	$0.17
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
We reduced revenue by $8 million and recognized revenue of $27 million from performance obligations satisfied in previous periods for three months ended April 3, 2026, and April 4, 2025, respectively. The changes primarily relate to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.

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
As of April 3, 2026, we had $19 billion of RPO and expect to recognize approximately 62% and 82% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
DISAGGREGATION OF REVENUES
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended April 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
DoW and U.S. Intelligence Community	$1,078	$249	$20	$822	$2,169
Other U.S. government agencies(1)	403	924	272	27	1,626
Commercial and non-U.S. customers	16	15	523	34	588
Total	$1,497	$1,188	$815	$883	$4,383

	Three Months Ended April 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
DoW and U.S. Intelligence Community	$958	$269	$23	$809	$2,059
Other U.S. government agencies(1)	429	898	276	34	1,637
Commercial and non-U.S. customers	10	16	470	36	532
Total	$1,397	$1,183	$769	$879	$4,228
(1) Includes federal government agencies other than the DoW and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended April 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Cost-reimbursement and fixed-price-incentive-fee	$904	$428	$174	$522	$2,028
Firm-fixed-price	344	730	435	274	1,783
Time-and-materials and fixed-price-level-of-effort	249	30	206	87	572
Total	$1,497	$1,188	$815	$883	$4,383

Leidos Holdings, Inc.	9

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended April 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Cost-reimbursement and fixed-price-incentive-fee	$795	$407	$169	$517	$1,888
Firm-fixed-price	343	735	434	257	1,769
Time-and-materials and fixed-price-level-of-effort	259	41	166	105	571
Total	$1,397	$1,183	$769	$879	$4,228
Disaggregated revenues by geographic location were as follows:

	Three Months Ended April 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
United States	$1,497	$1,188	$466	$875	$4,026
International	—	—	349	8	357
Total	$1,497	$1,188	$815	$883	$4,383

	Three Months Ended April 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
United States	$1,397	$1,183	$433	$868	$3,881
International	—	—	336	11	347
Total	$1,397	$1,183	$769	$879	$4,228
Revenues by customer-type, contract-type and geographic location exclude lease income of $17 million for both the three months ended April 3, 2026, and April 4, 2025.
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
The components of contract assets and contract liabilities consisted of the following:

(in millions)	Balance sheet line item	April 3, 2026	January 2, 2026
Contract assets - current:
Unbilled receivables	Receivables, net	$865	$894
Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$411	$348
Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$5	$6
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.

10	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The decrease in unbilled receivables was primarily due to the timing of billings on certain contracts, partially offset by revenue recognized on certain contracts. The increase in deferred revenue was primarily due to the acquisition of Entrust (see "Note 3–Acquisitions, Goodwill and Intangible Assets") and timing of advanced payments from customers, partially offset by revenue recognized during the period.
For the three months ended April 3, 2026, $56 million of revenue recognized was included as a contract liability at January 2, 2026. For the three months ended April 4, 2025, $137 million of revenue recognized was included as a contract liability at January 3, 2025.
Note 3–Acquisitions, Goodwill and Intangible Assets
ENTRUST ACQUISITION
On March 27, 2026, ("Acquisition Date"), Leidos, Inc. completed a stock purchase agreement with KENE Holdings, L.P. and KENE Parent Inc. ("Entrust") to acquire all of the shares of Entrust for a purchase price of $2.4 billion in cash, subject to customary adjustments for Entrust’s cash, debt, transaction expenses and net working capital. Entrust is an engineering firm that provides infrastructure design, grid modernization and program management services primarily to electric, gas and pipeline utilities. This acquisition enhances existing energy infrastructure capabilities within our Homeland reportable segment.
The preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date were as follows (in millions):

Cash and cash equivalents	$47
Receivables, net	162
Other current assets	19
Property, plant and equipment, net	12
Intangible assets, net	564
Operating lease right-of-use assets, net	23
Other long-term assets	1
Deferred tax liabilities	(75)
Accounts payable and accrued liabilities	(74)
Accrued payroll and employee benefits	(21)
Operating lease liabilities	(21)
Total identifiable net assets acquired	637
Goodwill	1,748
Purchase price	$2,385
Due to the timing and complexity of the acquisition, the assets acquired and liabilities assumed were recorded at their preliminary estimated fair values. As of April 3, 2026, we had not finalized the determination of fair values for substantially all of the acquired assets and liabilities assumed. The preliminary purchase price allocation is subject to change as we complete our determination of the final working capital and the fair value of the acquired assets and liabilities assumed, the impact of which could be material.
The goodwill represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. Of the preliminary goodwill recognized, approximately $119 million is tax deductible.

Leidos Holdings, Inc.	11

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the preliminary fair value of intangible assets acquired at the Acquisition Date and the related weighted average amortization period:

	Weighted Amortization Period	Fair Value
	(in years)	(in millions)
Programs	7	$530
Backlog	1	34
Total		$564
The preliminary fair value and related weighted average amortization period of the intangible assets acquired were based on an industry benchmarking analysis surrounding recent and relevant industry transactions. The difference between the benchmark estimate and ultimate fair value of intangible assets identified may be material.
For the three months ended April 3, 2026, $11 million of revenues related to Entrust were recognized within the Homeland reportable segment.
Acquisition and Integration Costs
For the three months ended April 3, 2026, $29 million of acquisition and integration costs were recorded related to the acquisition of Entrust. These costs were recorded within the Homeland reportable segment and Corporate, and presented in "Acquisition, integration and restructuring costs" and "Interest expense, net" on the condensed consolidated statements of operations.
Pro Forma Financial Information
The following pro forma financial information presents consolidated results of operations as if the acquisition of Entrust had occurred on January 4, 2025. The pro forma financial information was prepared based on historical financial information and has been adjusted to give effect to the events that are directly attributable to the acquisition of Entrust and factually supportable. These adjustments include amortization and interest expense that are directly attributable to the acquisition.
The pro forma results below do not reflect future events that have occurred or may occur after the acquisition, including anticipated synergies or other expected benefits that may be realized from the acquisition. The pro forma information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 4, 2025, nor is it intended to be an indication of future operating results.

	Three Months Ended
(in millions, except per share amounts)	April 3, 2026	April 4, 2025
Revenues	$4,528	$4,385
Net income	347	332
Net income attributable to Leidos common stockholders	340	330
Earnings per share:
Basic	$2.69	$2.54
Diluted	2.65	2.52
The pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if the acquisition had been completed on January 4, 2025:
▶Acquisition-related costs of $29 million for the three months ended April 3, 2026, were excluded from the pro forma financial information for fiscal 2026 and were included in the pro forma financial information for fiscal 2025.
KUDU DYNAMICS ACQUISITION
On May 23, 2025 (the "Purchase Date"), we completed the acquisition of Savanna Industries, Inc. ("Kudu Dynamics") for purchase consideration of $293 million, net of $29 million of cash acquired. The Kudu Dynamics business provides artificial intelligence enabled cyber capabilities for defense, intelligence and homeland security customers.

12	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The final goodwill recognized of $231 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. All of the goodwill recognized is tax deductible.
The following table summarizes the final fair value of intangible assets acquired at the Purchase Date and the related weighted average amortization period:

	Weighted Amortization Period	Fair Value
	(in years)	(in millions)
Programs	7	$60
Backlog	1	12
Total		$72
For the three months ended April 3, 2026, $22 million of revenues related to Kudu Dynamics were recognized within the Intelligence & Digital reportable segment.
GOODWILL
Beginning the first day of fiscal 2026, we completed a business realignment, which resulted in new reportable segments (see "Note 9–Business Segments").
Goodwill was allocated to reporting units within the new reportable segments based on a relative fair value approach.
The following table presents changes in the carrying amount of goodwill by reportable segment:

(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Goodwill at January 3, 2025(1)	$2,007	$1,336	$950	$1,791	$6,084
Acquisition of a business	231	—	—	—	231
Divestiture of a business	—	—	(7)	—	(7)
Foreign currency translation adjustments	—	—	34	—	34
Goodwill at January 2, 2026(1)	2,238	1,336	977	1,791	6,342
Acquisition of a business	—	—	1,748	—	1,748
Foreign currency translation adjustments	—	—	4	—	4
Goodwill at April 3, 2026(1)	$2,238	$1,336	$2,729	$1,791	$8,094
(1) Carrying amount includes accumulated impairment loss of $596 million within the Homeland segment.
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
In conjunction with the change in reportable segments in fiscal 2026, the Company evaluated goodwill for impairment immediately before and after the change and determined that goodwill was not impaired.
During the three months ended April 3, 2026, and April 4, 2025, there were no impairments to goodwill.

Leidos Holdings, Inc.	13

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTANGIBLE ASSETS
Intangible assets, net consisted of the following:

	April 3, 2026			January 2, 2026
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Programs	$2,279	$(1,413)	$866	$1,748	$(1,391)	$357
Software and technology	264	(191)	73	264	(187)	77
Backlog	46	(10)	36	12	(7)	5
Customer relationships	53	(35)	18	53	(34)	19
Total intangible assets	$2,642	$(1,649)	$993	$2,077	$(1,619)	$458
Amortization expense was $30 million for both the three months ended April 3, 2026, and April 4, 2025.
The estimated annual amortization expense as of April 3, 2026, was as follows:

Fiscal year ending (in millions)
2026 (remainder of year)	$166
2027	169
2028	152
2029	139
2030	126
2031 and thereafter	241
$993
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
The carrying amounts of our financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their respective fair values. As of April 3, 2026, and January 2, 2026, the carrying values of our notes receivable of $4 million and $15 million, respectively, approximate fair value as the stated interest rates within the agreements are materially consistent with the current market rates for similar instruments (Level 2 inputs). Our notes receivable are included within “Other current assets” and "Other long-term assets" on the condensed consolidated balance sheets.
As of April 3, 2026, and January 2, 2026, the fair value of debt was $6.3 billion and $4.7 billion, respectively, and the carrying amount was $6.3 billion and $4.6 billion, respectively (see "Note 5–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements and our credit rating (Level 2 inputs).
The assets and liabilities acquired in connection with the Kudu Dynamics and Entrust acquisitions were measured at fair value on a non-recurring basis using Level 3 inputs (see "Note 3–Acquisitions, Goodwill and Intangible Assets").

14	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 5–Debt
Our debt consisted of the following:

(in millions)	Stated interest rate	Effective interest rate	April 3, 2026	January 2, 2026
Short-term debt and current portion of long-term debt
Commercial paper	4.13%- 4.23%	Various	$300	$—
Current portion of long-term debt			20	20
Total short-term debt and current portion of long-term debt			$320	$20

Long-term debt:
Senior unsecured term loan:
$1,000 million term loan, due March 2028	5.02%	5.16%	$500	$500
Senior unsecured notes:
$600 million notes, due March 2029	4.10%	4.20%	600	—
$750 million notes, due May 2030	4.38%	4.50%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$500 million notes, due March 2032	5.40%	5.42%	500	500
$250 million notes, due July 2032	7.13%	7.43%	250	250
$750 million notes, due March 2033	5.75%	5.81%	750	750
$300 million notes, due July 2033	5.50%	5.88%	161	161
$500 million notes, due March 2035	5.50%	5.55%	500	500
$800 million notes, due March 2036	5.00%	5.03%	800	—
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	2.28%-6.31%	49	54
Less: unamortized debt discounts and deferred debt issuance costs			(44)	(35)
Total long-term debt			6,034	4,648
Less: current portion			(20)	(20)
Total long-term debt, net of current portion			$6,014	$4,628
REVOLVING CREDIT FACILITY
On February 12, 2026, we amended and restated our existing senior unsecured revolving credit facility (the “Revolving Facility”) to increase the borrowing capacity from $1.0 billion to $1.5 billion. The Revolving Facility will mature in February 2031 and permits two additional one-year extensions subject to lender consent. Borrowings under the Revolving Facility will bear interest at a rate determined, at the Company's option, based on either an alternate base rate or term SOFR rate, plus an applicable margin and is subject to an annual commitment fee rate of 0.11% on the unused credit availability. As of April 3, 2026, and January 2, 2026, there were no borrowings outstanding under the Revolving Facility.
SENIOR NOTES
On March 2, 2026, we issued and sold $600 million senior notes maturing in March 2029 (the "2029 Notes") and $800 million senior notes maturing in March 2036 (the "2036 Notes", and together with the 2029 Notes, the "Notes"). The Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The annual interest rates for the 2029 Notes and the 2036 Notes are 4.10% and 5.00%, respectively, and the interest is payable on a semi-annual basis. In connection with the issuance of the Notes, $10 million of debt issuance costs and discount were recognized, which were

Leidos Holdings, Inc.	15

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
recorded as an offset against the carrying value of debt. The proceeds from the Notes were used to fund a portion of the consideration payable in connection with the acquisition of Entrust and for general corporate purposes.
BRIDGE FACILITY
In connection with the acquisition of Entrust, we entered into an agreement with Citigroup Global Markets Inc., which provides for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.4 billion (the "Bridge Facility"). The Bridge Facility was undrawn and was terminated following the issuance of the Notes. As a result, we recognized $5 million of fees which were recorded within "Interest expense, net" on the condensed consolidated statements of operations.
COMMERCIAL PAPER
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes"). The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of April 3, 2026, we had $300 million of Commercial Paper Notes outstanding. As of January 2, 2026, we did not have any Commercial Paper Notes outstanding.
COVENANTS
The Commercial Paper Notes, senior unsecured term loan, senior unsecured notes and Revolving Facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances.
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
We were in compliance with all financial covenants as of April 3, 2026.
PRINCIPAL PAYMENTS
Future minimum payments of long-term debt are as follows:

Fiscal year ending (in millions)
2026 (remainder of year)	$15
2027	14
2028	504
2029	605
2030	755
2031 and thereafter	4,185
Total principal payments	6,078
Less: unamortized debt discount and issuance costs	(44)
Total long-term debt	$6,034

16	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 6–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

(in millions)	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
Balance at January 3, 2025	$(98)	$1	$(13)	$(110)
Other comprehensive income (loss)	74	1	(3)	72
Taxes	(8)	(1)	1	(8)
Reclassification from AOCI	—	(4)	—	(4)
Balance at January 2, 2026	(32)	(3)	(15)	(50)
Other comprehensive income (loss)	9	—	23	32
Taxes	(1)	—	(6)	(7)
Balance at April 3, 2026	$(24)	$(3)	$2	$(25)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of operations.
On May 20, 2022, the trustee of our UK defined benefit pension plan (the “Plan”) invested the assets of the Plan in a bulk purchase annuity policy to fully insure the benefits payable to the members of the Plan. The transaction was structured to enable a full buy-out, at which time the insurer would assume direct responsibility for all future pension obligations.
On February 11, 2026, the Plan completed a full buy-out, thus relieving the Company of future pension obligations. As a result we recognized a $23 million settlement loss primarily related to the unamortized loss previously recorded within AOCI. The settlement loss was recorded in "Other expense, net" in the condensed consolidated statements of operations.
Note 7–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
(in millions)	April 3, 2026	April 4, 2025
Basic weighted average number of shares outstanding	126	130
Dilutive common share equivalents—stock options and other stock awards	2	1
Diluted weighted average number of shares outstanding	128	131
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were less than 0.5 million for both the three months ended April 3, 2026, and April 4, 2025.
During the three months ended April 3, 2026, we made open market repurchases of our common stock for an aggregate purchase price of $200 million. All repurchased shares were immediately retired. There were no open market repurchases during the three months ended April 4, 2025.
Note 8–Income Taxes
For the three months ended April 3, 2026, the effective tax rate was 21.9% compared to 23.6% for the three months ended April 4, 2025. The decrease to the effective tax rate was primarily due to an increase in net excess tax benefits related to employee stock-based payment transactions and a decrease in unrecognized tax benefits.

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
Beginning in fiscal 2026, we realigned our business to report in five operating segments, which are aggregated into four reportable segments in accordance with the criteria established under ASC 280: Intelligence & Digital, Health, Homeland and Defense. Our reportable segments are focused on specific, defined capability sets that we bring to our customers. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate. As a result of this change, prior year segment results have been recast to reflect the current reportable segment structure.
Our Intelligence & Digital business delivers mission-focused capabilities to the U.S. federal government and the U.S. Intelligence Community. The business integrates intelligence tradecraft, full-spectrum cyber capabilities, and advanced technical solutions at scale to improve decision-making across large, distributed mission networks and classified environments. We conduct technological research and development, software engineering, modeling and simulation, advanced analytics, network modernization, artificial intelligence development, and IT service management, modernizing critical systems and enabling resilient, high-performing mission operations.
Our Health business delivers services and solutions to federal and commercial customers in areas of public health, care coordination, and life and environmental sciences. Our offerings include IT infrastructure modernization, software development, research and implementation, response to hazardous material incidents, mission software solutions and wellness exams.
Our Homeland business serves five markets: air traffic, airports and borders, security equipment, commercial energy engineering and international. We provide safety critical software for the automation of air traffic both domestically and internationally. Additionally, we provide protection of the borders and airports through software and logistics programs. We provide security equipment for various end users. Internationally, we support defense and other government customers with software development programs, data analytics, information technology and intelligence operations.
Our Defense business develops and produces advanced space, aerial, surface, and sub-surface manned and un-manned defense systems. Our offerings include manufacturing, prototyping, weapons development, analytics and other advanced defense services.
Corporate includes the operations of various corporate activities, certain corporate expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment's performance.
The following table summarizes business segment information for the periods presented:

	Three Months Ended April 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Revenues	$1,513	$1,188	$816	$883	$4,400
Less:
Direct labor	400	200	178	224	1,002
Amortization of intangible assets	8	4	7	11	30
Other segment expense	959	700	598	586	2,843
Segment operating income	$146	$284	$33	$62	$525

Corporate expense					17
Total operating income					$508

18	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended April 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Revenues	$1,408	$1,188	$770	$879	$4,245
Less:
Direct labor	383	206	162	208	959
Amortization of intangible assets	5	6	7	12	30
Other segment expense	888	688	540	585	2,701
Segment operating income	$132	$288	$61	$74	$555

Corporate expense					25
Total operating income					$530
The statement of operations performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other expense, net" and "Income tax expense" as reported in the condensed consolidated statements of operations are not allocated to our segments.
Other segment expenses include direct program costs such as material and subcontractor expenses, as well as allocable indirect costs such as depreciation and Corporate compensation expenses, but excludes direct labor which is separately presented above. The Health and Defense segments also include equity earnings of non-consolidated subsidiaries within operating income.
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
Defense Contract Audit Agency
As of April 3, 2026, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2024 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of April 3, 2026, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.

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
COMMITMENTS
As of April 3, 2026, we have outstanding letters of credit of $114 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $153 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of April 3, 2026, we invested $6 million in an investment fund as a limited partner and have committed to invest an additional $94 million over the next five years. The timing of our capital contributions is uncertain.
As of April 3, 2026, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending (in millions)
2026 (remainder of year)	$136
2027	46
2028	74
2029	9
2030	—
2031 and thereafter	2
$267
Note 11–Subsequent Events
On April 14, 2026, Leidos, Inc. entered into a Contribution and Equity Purchase Agreement with certain affiliates of Altaris, LLC to form a new joint venture combining the Security Enterprise Solutions and Industrial Automation businesses (“SES Business”) of Leidos with Analogic Corporation, a portfolio company of Altaris, LLC. Upon close, Leidos will contribute the SES Business to the joint venture in exchange for a 41.5% equity interest in the new joint venture. The transaction is expected to close in the second half of fiscal 2026, subject to the satisfaction or waiver of customary closing conditions.

20	Leidos Holdings, Inc.

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
OVERVIEW
Leidos is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 50,000 global employees, we pursue strategic growth across five pillars: space and maritime; energy infrastructure; digital modernization and cyber; mission software; and managed health services. Our customers include the U.S. Department of War (“DoW”), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses.
Beginning in fiscal 2026, we realigned our business and operate in four reportable segments that are focused on specific, defined capability sets we bring to our customers. As a result of this change, prior year segment results and disclosures have been recast to reflect the current reportable segment structure. We now operate in the following reportable segments: Intelligence & Digital, Health, Homeland and Defense. We also separately present the unallocable costs associated with corporate functions as Corporate (see "Note 9–Business Segments").
BUSINESS ENVIRONMENT AND TRENDS
U.S. GOVERNMENT MARKETS
During the three months ended April 3, 2026, and April 4, 2025, we generated approximately 86% and 87% respectively, of total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On April 30, 2026, Congress passed legislation to fund all non-immigration agencies and offices within the Department of Homeland Security agencies ending the government shutdown.

Leidos Holdings, Inc.	21

PART I—FINANCIAL INFORMATION
INTERNATIONAL MARKETS
Sales to customers in international markets represented approximately 8% of total revenues for both the three months ended April 3, 2026, and April 4, 2025. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
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
RESULTS OF OPERATIONS
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended
(dollars in millions)	April 3, 2026	April 4, 2025	Percent change
Revenues	$4,400	$4,245	3.7%
Operating income	508	530	(4.2%)
Non-operating expense, net	(79)	(52)	51.9%
Income before income taxes	429	478	(10.3%)
Income tax expense	(94)	(113)	(16.8%)
Net income	335	365	(8.2%)
Net income attributable to Leidos common stockholders	$328	$363	(9.6%)
Operating margin	11.5%	12.5%
SEGMENT AND CORPORATE RESULTS

	Three Months Ended
Intelligence & Digital (dollars in millions)	April 3, 2026	April 4, 2025	Percent change
Revenues	$1,513	$1,408	7.5%
Operating income	146	132	10.6%
Operating margin	9.6%	9.4%
The increase in revenues for the three months ended April 3, 2026, as compared to the three months ended April 4, 2025, was primarily attributable to program wins and $22 million recognized from the acquisition of Kudu Dynamics, partially offset by the completion of programs and a net decrease in volumes.
The increase in operating income for the three months ended April 3, 2026, as compared to the three months ended April 4, 2025, was primarily attributable to program wins and improved efficiencies, partially offset by a net decrease in volumes and the completion of programs.

22	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION

	Three Months Ended
Health (dollars in millions)	April 3, 2026	April 4, 2025	Percent change
Revenues	$1,188	$1,188	—%
Operating income	284	288	(1.4%)
Operating margin	23.9%	24.2%
Revenues remained consistent while operating income slightly decreased for the three months ended April 3, 2026, as compared to the three months ended April 4, 2025. This was primarily attributable to a net decrease in volumes, offset by net write-ups on certain programs within the managed health services business.

	Three Months Ended
Homeland (dollars in millions)	April 3, 2026	April 4, 2025	Percent change
Revenues	$816	$770	6.0%
Operating income	33	61	(45.9%)
Operating margin	4.0%	7.9%
The increase in revenues for the three months ended April 3, 2026, as compared to the three months ended April 4, 2025, was primarily attributable to a net increase in volumes, $23 million favorable impact from exchange rate movements, program wins and $11 million recognized from the acquisition of Entrust. The increase was partially offset by net write-downs on certain programs.
The decrease in operating income for the three months ended April 3, 2026, as compared to the three months ended April 4, 2025, was primarily attributable to an increase of $25 million in acquisition, integration and restructuring costs, driven by the Entrust transaction and net write-downs on certain programs. The decrease was partially offset by a net increase in volumes.

	Three Months Ended
Defense (dollars in millions)	April 3, 2026	April 4, 2025	Percent change
Revenues	$883	$879	0.5%
Operating income	62	74	(16.2%)
Operating margin	7.0%	8.4%
The increase in revenues for the three months ended April 3, 2026, as compared to the three months ended April 4, 2025, was primarily attributable to program wins, partially offset by completion of certain contracts.
The decrease in operating income for the three months ended April 3, 2026, as compared to the three months ended April 4, 2025, was primarily attributable to the completion of contracts and write-downs on certain programs in the current year, partially offset by program wins.

	Three Months Ended
Corporate (dollars in millions)	April 3, 2026	April 4, 2025	Percent change
Operating loss	$(17)	$(25)	(32.0%)
The decrease in operating loss for the three months ended April 3, 2026, as compared to the three months ended April 4, 2025, was primarily attributable to a $15 million insurance reimbursement for legal costs incurred prior to fiscal 2026, partially offset by an increase in acquisition and integration costs.
NON-OPERATING EXPENSE, NET
Non-operating expense, net for the three months ended April 3, 2026, was $79 million as compared to $52 million for the three months ended April 4, 2025. The increase was primarily driven by a $23 million settlement loss from the buy-out of our UK defined benefit pension plan and increased interest expense from the termination of our senior unsecured bridge loan facility and issuance of our $600 million and $800 million senior notes.

Leidos Holdings, Inc.	23

PART I—FINANCIAL INFORMATION
PROVISION FOR INCOME TAXES
For the three months ended April 3, 2026, our effective tax rate was 21.9% compared to 23.6% for the three months ended April 4, 2025. The decrease to the effective tax rate was primarily due to an increase in net excess tax benefits related to employee stock-based payment transactions and a decrease in unrecognized tax benefits.
BOOKINGS AND BACKLOG
We recorded net bookings worth an estimated $3.3 billion during the three months ended April 3, 2026, as compared to $2.1 billion for the three months ended April 4, 2025.
The estimated value of our total backlog was as follows:

	April 3, 2026			April 4, 2025
(in millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Intelligence & Digital	$1,882	$17,453	$19,335	$1,745	$15,603	$17,348
Health	1,760	4,800	6,560	832	7,431	8,263
Homeland	3,304	6,580	9,884	2,617	7,357	9,974
Defense	2,652	9,938	12,590	2,135	8,576	10,711
Total	$9,598	$38,771	$48,369	$7,329	$38,967	$46,296
Backlog at April 3, 2026, includes $371 million acquired through the acquisition of Entrust within the Homeland reportable segment.
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
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW OF LIQUIDITY
As of April 3, 2026, we had $457 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1.5 billion in additional borrowing, if required. As of April 3, 2026, and January 2, 2026, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $6.3 billion and $4.6 billion at April 3, 2026, and January 2, 2026 respectively. In March 2026, we issued and sold $600 million 4.10% and $800 million 5.00% senior unsecured notes maturing in March 2029 and March 2036, respectively. The annual interest rate is payable on a semi-annual basis. The proceeds from the notes were used to fund a portion of the consideration payable in connection with the acquisition of Entrust and for general corporate purposes.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") and have maturities of up to 397 days from the date of issuance. As of April 3, 2026, we had $300 million of Commercial Paper Notes outstanding. As of January 2, 2026, we did not have any Commercial Paper Notes outstanding.
We made $5 million and $529 million principal payments on our long-term debt during the three months ended April 3, 2026 and April 4, 2025, respectively. The activity for the three months ended April 4, 2025, included a $500 million payment to discharge the $500 million notes due May 2025.
Our senior unsecured revolving credit facility, Commercial Paper Notes, senior unsecured term loan and notes outstanding as of April 3, 2026, contain financial covenants and customary restrictive covenants. We were in compliance with all financial covenants as of April 3, 2026.
We paid dividends of $55 million and $53 million during the three months ended April 3, 2026, and April 4, 2025, respectively.

24	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
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
We made open market repurchases of our common stock for an aggregate purchase price of $200 million during the three months ended April 3, 2026. During the three months ended April 4, 2025, we did not make any open market repurchases; however, we repurchased $500 million of shares under an accelerated share repurchase agreement.
During the three months ended April 3, 2026, we invested $6 million in an investment fund as a limited partner, In connection with this investment, we have committed to invest an additional $94 million over the next five years. We expect to fund this investment with cash on hand and cash generated through our operations.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
SUMMARY OF CASH FLOWS
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
(in millions)	April 3, 2026	April 4, 2025
Net cash provided by operating activities	$301	$58
Net cash used in investing activities	(2,359)	(22)
Net cash provided by (used in) financing activities	1,393	(110)
Net cash provided by operating activities increased $243 million during the three months ended April 3, 2026, when compared to the prior year quarter. The increase was primarily due to favorable changes in working capital.
Net cash used in investing activities increased $2,337 million for the three months ended April 3, 2026, when compared to the prior year quarter. The increase was primarily due to $2,338 million of net cash paid in connection with the acquisition of Entrust.
Net cash provided by financing activities increased $1,503 million for the three months ended April 3, 2026, when compared to the prior year quarter. The increase was primarily due a net increase of $1,216 million in cash inflows from debt activity, consisting of proceeds from debt issuances and payments for borrowings and debt issuance costs. The increase was also related to a $300 million net decrease in stock repurchases primarily attributable to the prior year accelerated share repurchase activities.
OFF-BALANCE SHEET ARRANGEMENTS
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business and future commitments related to an investment fund. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 10–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital expenditures or capital resources, operations or financial condition.

Leidos Holdings, Inc.	25

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
$600 million 4.100% notes, due March 2029
$750 million 4.375% notes, due May 2030
$1,000 million 2.300% notes, due February 2031
$500 million 5.400% notes, due March 2032
$750 million 5.750% notes, due March 2033
$500 million 5.500% notes, due March 2035
$800 million 5.000% notes, due March 2036
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

Senior unsecured unregistered debt securities issued by Leidos, Inc.:
$250 million 7.125% notes, due July 2032
$300 million 5.500% notes, due July 2033
Additionally, Leidos, Inc. has fully and unconditionally guaranteed debt securities of Leidos Holding, Inc. that were issued pursuant to transactions that programs were not registered under the Securities Act of 1933, as amended. The following is a list of unregistered debt securities guaranteed by Leidos, Inc.

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
BALANCE SHEET INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

(in millions)	April 3, 2026	January 2, 2026
Total current assets	$2,348	$3,036
Goodwill	5,666	5,666
Other long-term assets	1,224	1,250
Total assets	$9,238	$9,952

Total current liabilities	$2,184	$1,954
Long-term debt, net of current portion	6,014	4,628
Intercompany payables	5,020	4,706
Other long-term liabilities	949	942
Total liabilities	$14,167	$12,230

26	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
STATEMENT OF OPERATIONS INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

Three Months Ended
(in millions)	April 3, 2026
Revenues, net	$2,702
Operating income	190
Net loss attributable to Leidos common stockholders	(18)
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes to our critical accounting policies, estimates or judgments that would have a significant impact on earnings during the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended January 2, 2026.
RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
For a discussion of these items, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Leidos Holdings, Inc.	27

PART I—FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk exposure from those discussed in our Annual Report on Form 10-K for the year ended January 2, 2026.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 3, 2026. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On May 23, 2025, and March 27, 2026, we completed the acquisitions of Kudu Dynamics and Entrust, respectively. We are in the process of integrating Entrust into our system of internal control over financial reporting. As of April 3, 2026, we completed the integration of Kudu Dynamics into our controls over financial reporting.
Other than the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended April 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

28	Leidos Holdings, Inc.

Part II—Other Information
Item 1. Legal Proceedings
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 10–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes to the risks described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 2, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer
The following table presents information related to the repurchases of our common stock during the quarter ended April 3, 2026.

Period	Total Number of Shares(1) (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 3, 2026 - January 31, 2026	—	$—	—	1,655,694
February 1, 2026 - February 28, 2026	425,634	173.13	425,634	1,230,060
March 1, 2026 - March 31, 2026	717,592	176.02	717,592	512,468
April 1, 2026 - April 3, 2026	—	—	—	512,468
Total	1,143,226	$174.94	1,143,226
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Leidos Holdings, Inc.	29

PART II—OTHER INFORMATION
Item 5. Other Information
RULE 10B5-1 TRADING ARRANGEMENT
During the three months ended April 3, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

30	Leidos Holdings, Inc.

PART II—OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Officers' Certificate of Leidos, Inc., dated as of March 2, 2026. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2026.

4.2
Form of Global Note representing Leidos, Inc.'s 4.100% Notes due 2029. Included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 3, 2026.

4.3
Form of Global Note representing Leidos, Inc.'s 5.000% Notes due 2036. Included in Exhibit 4.1 and incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on March 3, 2026.

10.1
Stock Purchase Agreement, dated January 23, 2026, by and among Leidos, Inc., KENE Holdings, L.P. and KENE Parent, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 26, 2026.

10.2
Restatement Agreement, dated as of February 12, 2026, by and among Leidos Holdings, Inc., Leidos, Inc., the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 17, 2026.

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Leidos Holdings, Inc.	31

PART II—OTHER INFORMATION
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2026
Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer

32	Leidos Holdings, Inc.