Form 10-Q
period 2026-07-03
Leidos Holdings, Inc.
filed 2026-08-04
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of July 28, 2026, was 125,492,209 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC. FORM 10-Q

Part I—Financial Information
Item 1. Financial Statements
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except share and per share data)	July 3, 2026	January 2, 2026
Assets:
Cash and cash equivalents	$748	$1,108
Receivables, net	2,968	2,708
Inventory, net	94	342
Other current assets	493	656
Assets held for sale	943	—
Total current assets	5,246	4,814
Property, plant and equipment, net	900	961
Intangible assets, net	943	458
Goodwill	7,663	6,342
Operating lease right-of-use assets, net	491	526
Other long-term assets	389	392
Total assets	$15,632	$13,493
Liabilities:
Accounts payable and accrued liabilities	$2,180	$1,988
Accrued payroll and employee benefits	855	819
Current portion of long-term debt	22	20
Liabilities held for sale	163	—
Total current liabilities	3,220	2,827
Long-term debt, net of current portion	6,009	4,628
Operating lease liabilities	547	587
Other long-term liabilities	520	489
Total liabilities	10,296	8,531
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 125,492,013 and 126,380,657 shares issued and outstanding at July 3, 2026, and January 2, 2026, respectively	—	—
Additional paid-in capital	88	319
Retained earnings	5,219	4,647
Accumulated other comprehensive loss	(23)	(50)
Total Leidos stockholders’ equity	5,284	4,916
Non-controlling interest	52	46
Total stockholders' equity	5,336	4,962
Total liabilities and stockholders' equity	$15,632	$13,493
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	1

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(unaudited; in millions, except per share data)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenues	$4,558	$4,253	$8,958	$8,498
Cost of revenues	3,741	3,471	7,380	6,959
Selling, general and administrative expenses	283	217	506	447
Acquisition, integration and restructuring costs	27	2	62	6
Equity earnings of non-consolidated subsidiaries	(7)	(8)	(12)	(15)
Operating income	514	571	1,022	1,101
Non-operating expense:
Interest expense, net	(69)	(55)	(124)	(104)
Other income (expense), net	6	2	(18)	(1)
Income before income taxes	451	518	880	996
Income tax expense	(95)	(125)	(189)	(238)
Net income	356	393	691	758
Less: net income attributable to non-controlling interest	2	2	9	4
Net income attributable to Leidos common stockholders	$354	$391	$682	$754

Earnings per share:
Basic	$2.81	$3.03	$5.41	$5.84
Diluted	2.81	3.01	5.37	5.80
See accompanying notes to condensed consolidated financial statements.

2	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(unaudited; in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income	$356	$393	$691	$758
Foreign currency translation adjustments	4	36	12	64
Unrecognized loss on derivative instruments	—	(1)	—	(2)
Pension adjustments	(2)	(1)	15	(1)
Total other comprehensive income, net of taxes	2	34	27	61
Comprehensive income	358	427	718	819
Less: net income attributable to non-controlling interest	2	2	9	4
Comprehensive income attributable to Leidos common stockholders	$356	$425	$709	$815
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	3

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at January 2, 2026	126	$319	$4,647	$(50)	$4,916	$46	$4,962
Net income	—	—	328	—	328	7	335
Other comprehensive income, net of taxes	—	—	—	25	25	—	25
Issuances of stock	1	17	—	—	17	—	17
Repurchases of stock and other	(1)	(244)	—	—	(244)	—	(244)
Dividends of $0.43 per share	—	—	(54)	—	(54)	—	(54)
Stock-based compensation	—	25	—	—	25	—	25
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at April 3, 2026	126	$117	$4,921	$(25)	$5,013	$51	$5,064
Net income	—	—	354	—	354	2	356
Other comprehensive income, net of taxes	—	—	—	2	2	—	2
Issuances of stock	—	18	—	—	18	—	18
Repurchases of stock and other	(1)	(73)	—	—	(73)	—	(73)
Dividends of 0.43 per share	—	—	(56)	—	(56)	—	(56)
Stock-based compensation	—	26	—	—	26	—	26
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at July 3, 2026	125	$88	$5,219	$(23)	$5,284	$52	$5,336

4	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY [CONTINUED]

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at January 3, 2025	131	$1,112	$3,410	$(110)	$4,412	$48	$4,460
Net income	—	—	363	—	363	2	365
Other comprehensive income, net of taxes	—	—	—	27	27	—	27
Issuances of stock	1	17	—	—	17	—	17
Repurchases of stock and other	(3)	(531)	—	—	(531)	—	(531)
Dividends of $0.40 per share	—	—	(52)	—	(52)	—	(52)
Stock-based compensation	—	21	—	—	21	—	21
Net capital distributions to non-controlling interest	—	—	—	—	—	(5)	(5)
Balance at April 4, 2025	129	$619	$3,721	$(83)	$4,257	$45	$4,302
Net income	—	—	391	—	391	2	393
Other comprehensive income, net of taxes	—	—	—	34	34	—	34
Issuances of stock	—	16	—	—	16	—	16
Repurchases of stock and other	(1)	(10)	—	—	(10)	—	(10)
Dividends of $0.40 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	25	—	—	25	—	25
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at July 4, 2025	128	$650	$4,061	$(49)	$4,662	$45	$4,707

See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	5

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(unaudited; in millions)	July 3, 2026	July 4, 2025
Cash flows from operations:
Net income	$691	$758
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	153	141
Stock-based compensation	51	46
Deferred income taxes	(2)	200
Net loss on pension plan settlement	20	—
Other	14	—
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(193)	(236)
Other current assets and other long-term assets	38	(34)
Accounts payable and accrued liabilities and other long-term liabilities	97	(260)
Accrued payroll and employee benefits	34	7
Income taxes receivable/payable	191	(78)
Net cash provided by operating activities	1,094	544
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(2,338)	(285)
Payments for property, equipment and software	(63)	(51)
Divestiture of a business	4	—
Net proceeds from sale of assets	4	—
Other	(4)	—
Net cash used in investing activities	(2,397)	(336)
Cash flows from financing activities:
Proceeds from debt issuance	1,397	997
Repayments of borrowings	(10)	(559)
Payments for debt issuance costs	(15)	(7)
Dividend payments	(110)	(105)
Repurchases of stock and other	(315)	(537)
Proceeds from issuances of stock	33	31
Net capital distributions to non-controlling interests	(3)	(7)
Other	(7)	(6)
Net cash provided by (used in) financing activities	970	(193)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	14
See accompanying notes to condensed consolidated financial statements.

6	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Six Months Ended
(unaudited; in millions)	July 3, 2026	July 4, 2025
Net (decrease) increase in cash, cash equivalents and restricted cash, including cash classified in current assets held for sale	(333)	29
Less: change in cash balances classified as assets held for sale	41	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(374)	29
Cash, cash equivalents and restricted cash at beginning of period	1,204	991
Cash, cash equivalents and restricted cash at end of period	830	1,020
Less: restricted cash at end of period	82	90
Cash and cash equivalents at end of period	$748	$930

Supplementary cash flow information:
Cash paid for income taxes	$9	$162
Cash paid for interest	112	100
Non-cash investing activity:
Property, plant and equipment additions	$3	$4
Non-cash financing activity:
Finance lease obligations	$1	$—
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	7

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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We combined "Deferred tax assets" with "Other long-term assets" and "Deferred tax liabilities" with "Other long-term liabilities" on the condensed consolidated balance sheets.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Favorable impact	$46	$42	$83	$95
Unfavorable impact	(20)	(34)	(66)	(57)
Net impact to income before income taxes	$26	$8	$17	$38

Impact on diluted EPS attributable to Leidos common stockholders	$0.15	$0.05	$0.10	$0.22
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
We recognized revenue of $21 million and $8 million from performance obligations satisfied in previous periods for the three and six months ended July 3, 2026, respectively, compared to $3 million and $24 million for the three and six months ended July 4, 2025, respectively.The changes primarily relate to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.

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
As of July 3, 2026, we had $20 billion of RPO and expect to recognize approximately 63% and 82% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
DISAGGREGATION OF REVENUES
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended July 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
DoW and U.S. Intelligence Community	$1,097	$219	$18	$902	$2,236
Other U.S. government agencies(1)	379	852	298	19	1,548
Commercial and non-U.S. customers	13	15	702	34	764
Total	$1,489	$1,086	$1,018	$955	$4,548

	Three Months Ended July 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
DoW and U.S. Intelligence Community	$975	$252	$13	$825	$2,065
Other U.S. government agencies(1)	408	902	280	34	1,624
Commercial and non-U.S. customers	10	16	478	40	544
Total	$1,393	$1,170	$771	$899	$4,233
(1) Includes federal government agencies other than the DoW and U.S. Intelligence Community, as well as state and local government agencies.

10	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended July 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
DoW and U.S. Intelligence Community	$2,175	$468	$38	$1,724	$4,405
Other U.S. government agencies(1)	782	1,776	570	46	3,174
Commercial and non-U.S. customers	29	30	1,225	68	1,352
Total	$2,986	$2,274	$1,833	$1,838	$8,931

	Six Months Ended July 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
DoW and U.S. Intelligence Community	$1,933	$521	$36	$1,634	$4,124
Other U.S. government agencies(1)	837	1,800	555	68	3,260
Commercial and non-U.S. customers	20	32	949	76	1,077
Total	$2,790	$2,353	$1,540	$1,778	$8,461
(1) Includes federal government agencies other than the DoW and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended July 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Cost-reimbursement and fixed-price-incentive-fee	$904	$388	$193	$541	$2,026
Firm-fixed-price	352	665	516	329	1,862
Time-and-materials and fixed-price-level-of-effort	233	33	309	85	660
Total	$1,489	$1,086	$1,018	$955	$4,548

	Three Months Ended July 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Cost-reimbursement and fixed-price-incentive-fee	$793	$374	$156	$528	$1,851
Firm-fixed-price	355	761	433	278	1,827
Time-and-materials and fixed-price-level-of-effort	245	35	182	93	555
Total	$1,393	$1,170	$771	$899	$4,233

	Six Months Ended July 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Cost-reimbursement and fixed-price-incentive-fee	$1,808	$816	$367	$1,063	$4,054
Firm-fixed-price	696	1,395	951	603	3,645
Time-and-materials and fixed-price-level-of-effort	482	63	515	172	1,232
Total	$2,986	$2,274	$1,833	$1,838	$8,931

Leidos Holdings, Inc.	11

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended July 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Cost-reimbursement and fixed-price-incentive-fee	$1,588	$781	$325	$1,045	$3,739
Firm-fixed-price	698	1,496	867	535	3,596
Time-and-materials and fixed-price-level-of-effort	504	76	348	198	1,126
Total	$2,790	$2,353	$1,540	$1,778	$8,461
Disaggregated revenues by geographic location were as follows:

	Three Months Ended July 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
United States	$1,488	$1,086	$626	$944	$4,144
International	1	—	392	11	404
Total	$1,489	$1,086	$1,018	$955	$4,548

	Three Months Ended July 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
United States	$1,392	$1,170	$445	$886	$3,893
International	1	—	326	13	340
Total	$1,393	$1,170	$771	$899	$4,233

	Six Months Ended July 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
United States	$2,985	$2,274	$1,092	$1,819	$8,170
International	1	—	741	19	761
Total	$2,986	$2,274	$1,833	$1,838	$8,931

	Six Months Ended July 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
United States	$2,789	$2,353	$878	$1,754	$7,774
International	1	—	662	24	687
Total	$2,790	$2,353	$1,540	$1,778	$8,461
Revenues by customer-type, contract-type and geographic location exclude lease income of $10 million and $27 million for the three and six months ended July 3, 2026, respectively, and $20 million and $37 million for the three and six months ended July 4, 2025, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

(in millions)	Balance sheet line item	July 3, 2026	January 2, 2026
Contract assets - current:
Unbilled receivables	Receivables, net	$918	$894
Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$359	$348
Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$2	$6
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The increase in unbilled receivables was primarily due to the acquisition of Entrust (see "Note 3–Acquisitions and Divestitures") and revenue recognized on certain contracts, partially offset by the timing of billings on certain contracts.
For the three and six months ended July 3, 2026, $20 million and $76 million, respectively, of revenue recognized was included as a contract liability at January 2, 2026. For the three and six months ended July 4, 2025, $62 million and $199 million, respectively, of revenue recognized was included as a contract liability at January 3, 2025.
Note 3–Acquisitions and Divestitures
ACQUISITIONS
Entrust Acquisition
On March 27, 2026, ("Acquisition Date"), Leidos, Inc. completed the acquisition of KENE Holdings, L.P. and KENE Parent Inc. ("Entrust") to acquire all of the shares of Entrust for a purchase price of $2.4 billion in cash, subject to customary adjustments for Entrust’s cash, debt, transaction expenses and net working capital. Entrust is an engineering firm that provides infrastructure design, grid modernization and program management services primarily to electric, gas and pipeline utilities. This acquisition enhances existing energy infrastructure capabilities within our Homeland reportable segment.
The preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date were as follows (in millions):

Cash and cash equivalents	$47
Receivables	162
Other current assets	18
Property, plant and equipment	12
Intangible assets	664
Operating lease right-of-use assets	22
Deferred tax liabilities	(75)
Accounts payable and accrued liabilities	(75)
Accrued payroll and employee benefits	(21)
Operating lease liabilities	(18)
Total identifiable net assets acquired	736
Goodwill	1,652
Purchase price	$2,388
Due to the timing and complexity of the acquisition, the assets acquired and liabilities assumed were recorded at their preliminary estimated fair values. As of July 3, 2026, we had not finalized the determination of fair values for substantially all of the acquired assets and liabilities assumed. The preliminary purchase price allocation is subject to change as we complete

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
The acquired customer relationships and backlog intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows.
The following table summarizes the preliminary fair value of intangible assets acquired at the Acquisition Date and the related weighted average amortization period:

	Weighted Amortization Period	Fair Value
	(in years)	(in millions)
Customer relationships	10	$621
Backlog	2	43
Total		$664
For the three and six months ended July 3, 2026, $141 million and $152 million, respectively, of revenues related to Entrust were recognized within the Homeland reportable segment.
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

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenues	$4,558	$4,394	$9,086	$8,772
Net income	355	390	697	730
Net income attributable to Leidos common stockholders	353	388	688	726
Earnings per share:
Basic	$2.80	$3.01	$5.46	$5.63
Diluted	2.80	2.98	5.41	5.59
The pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if the acquisition had been completed on January 4, 2025:
▶Acquisition-related costs of $1 million and $30 million for the three and six months ended July 3, 2026, respectively, were excluded from the pro forma financial information for fiscal 2026 and were included in the pro forma financial information for fiscal 2025.

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
For the three and six months ended July 3, 2026, $17 million and $39 million, respectively, of revenues related to Kudu Dynamics were recognized within the Intelligence & Digital reportable segment.
Acquisition, Integration and Restructuring Costs
The following expenses were incurred related to the Company's acquisitions, integration and restructuring activities:

	Three Months Ended		Six Months Ended
(in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Acquisition costs	$—	$—	$29	$—
Integration costs	3	1	4	1
Restructuring costs	27	1	37	5
Total acquisition, integration and restructuring costs	$30	$2	$70	$6
These costs were recorded within the Homeland, Health and Intelligence & Digital reportable segments and Corporate, and presented in "Acquisition, integration and restructuring costs," "Cost of revenues," "Selling, general and administrative expenses," and "Interest expense, net" on the condensed consolidated statements of operations.
DIVESTITURES
On April 14, 2026, Leidos, Inc. entered into a Contribution and Equity Purchase Agreement with certain affiliates of Altaris, LLC to form a new joint venture. The transaction will involve divesting our Security Enterprise Solutions and Industrial Automation businesses ("SES Business"), which will be combined with Analogic Corporation, a portfolio company of Altaris, LLC, in a newly formed joint venture. The joint venture will primarily focus on security product innovation, research and development, manufacturing, screening technologies, artificial Intelligence and 3D imaging solutions. The divestiture of the SES Business is expected to be completed during the second half of fiscal 2026. Upon close of the transaction, Leidos will retain a 41.5% non-controlling equity interest and Altaris will retain a 58.5% controlling interest in the new joint venture.
The Company has presented the associated assets and liabilities of the SES Business as held for sale in the Company's condensed consolidated balance sheet as of July 3, 2026. The major classes of assets and liabilities classified as held for sale were as follows:

Leidos Holdings, Inc.	15

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)	July 3, 2026
Cash and cash equivalents	$41
Receivables, net	94
Inventory, net	250
Other current assets	14
Property, plant and equipment, net	36
Intangible assets, net	112
Goodwill	337
Operating lease right-of-use assets, net	46
Other long-term assets	5
Total assets held for sale	$935

Accounts payable and accrued liabilities	$76
Accrued payroll and employee benefits	18
Operating lease liabilities	45
Other long-term liabilities	24
Total liabilities held for sale	$163
Upon consummation of the transaction, Leidos will deconsolidate the SES Business and account for our 41.5% minority interest in the joint venture as an equity method investment. As the divestiture of the SES Business does not represent a material strategic shift in operations, the SES Business will not be presented as a discontinued operation.
During the quarter ended July 3, 2026, we also reclassified $8 million of aircraft from "Property, plant and equipment, net" to "Assets held for sale" on the condensed consolidated balance sheets, following the execution of sale agreements for those aircraft. The sales are expected to be finalized during the second half of fiscal 2026.
Note 4–Goodwill and Intangible Assets
GOODWILL
Beginning the first day of fiscal 2026, we completed a business realignment, which resulted in new reportable segments (see "Note 10–Business Segments").
Goodwill was allocated to reporting units within the new reportable segments based on a relative fair value approach.
The following table presents changes in the carrying amount of goodwill by reportable segment:

(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Goodwill at January 3, 2025(1)	$2,007	$1,336	$950	$1,791	$6,084
Acquisition of a business	231	—	—	—	231
Divestiture of a business	—	—	(7)	—	(7)
Foreign currency translation adjustments	—	—	34	—	34
Goodwill at January 2, 2026(1)	2,238	1,336	977	1,791	6,342
Acquisition of a business	—	—	1,652	—	1,652
Foreign currency translation adjustments	—	—	6	—	6
Transfers to assets held for sale	—	—	(337)	—	(337)
Goodwill at July 3, 2026	$2,238	$1,336	$2,298	$1,791	$7,663
(1) Carrying amount includes accumulated impairment loss of $596 million within the Homeland segment, which is part of the SES Business discussed above.

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
During the three and six months ended July 3, 2026, and July 4, 2025, there were no impairments to goodwill.
INTANGIBLE ASSETS
Intangible assets, net consisted of the following:

	July 3, 2026			January 2, 2026
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships	$662	$(37)	$625	$53	$(34)	$19
Programs	1,626	(1,359)	267	1,748	(1,391)	357
Backlog	55	(20)	35	12	(7)	5
Software and technology	93	(77)	16	264	(187)	77
Total intangible assets	$2,436	$(1,493)	$943	$2,077	$(1,619)	$458
Amortization expense was $40 million and $70 million for the three and six months ended July 3, 2026, respectively, and $32 million and $62 million for the three and six months ended July 4, 2025, respectively.
The estimated annual amortization expense as of July 3, 2026, was as follows:

Fiscal year ending (in millions)
2026 (remainder of year)	$74
2027	155
2028	150
2029	135
2030	116
2031 and thereafter	313
$943
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
The carrying amounts of our financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their respective fair values. We are a limited partner in an investment fund. The investment’s fair value is measured using the net asset value ("NAV") practical expedient and is therefore excluded from the fair value hierarchy. Estimated fair value is based on our proportionate share of the fund’s NAV.
As of July 3, 2026, and January 2, 2026, the fair value of debt was $6.0 billion and $4.7 billion, respectively, and the carrying amount was $6.0 billion and $4.6 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements and our credit rating (Level 2 inputs).
The assets and liabilities acquired in connection with the Kudu Dynamics and Entrust acquisitions were measured at fair value on a non-recurring basis using Level 3 inputs (see "Note 3–Acquisitions and Divestitures").

Leidos Holdings, Inc.	17

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 6–Debt
Our debt consisted of the following:

(in millions)	Stated interest rate	Effective interest rate	July 3, 2026	January 2, 2026
Senior unsecured term loan:
$1,000 million term loan, due March 2028	4.97%	5.11%	$500	$500
Senior unsecured notes:
$600 million notes, due March 2029	4.10%	4.20%	600	—
$750 million notes, due May 2030	4.38%	4.50%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$500 million notes, due March 2032	5.40%	5.42%	500	500
$250 million notes, due July 2032	7.13%	7.43%	250	250
$750 million notes, due March 2033	5.75%	5.81%	750	750
$300 million notes, due July 2033	5.50%	5.88%	161	161
$500 million notes, due March 2035	5.50%	5.55%	500	500
$800 million notes, due March 2036	5.00%	5.03%	800	—
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	2.28%-6.31%	45	54
Less: unamortized debt discounts and deferred debt issuance costs			(43)	(35)
Total long-term debt			6,031	4,648
Less: current portion			(22)	(20)
Total long-term debt, net of current portion			$6,009	$4,628
REVOLVING CREDIT FACILITY
On February 12, 2026, we amended and restated our existing senior unsecured revolving credit facility (the “Revolving Facility”) to increase the borrowing capacity from $1.0 billion to $1.5 billion. The Revolving Facility will mature in February 2031 and permits two additional one-year extensions subject to lender consent. Borrowings under the Revolving Facility will bear interest at a rate determined, at the Company's option, based on either an alternate base rate or term SOFR rate, plus an applicable margin and is subject to an annual commitment fee rate of 0.11% on the unused credit availability. As of July 3, 2026, and January 2, 2026, there were no borrowings outstanding under the Revolving Facility.
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
BRIDGE FACILITY
In connection with the acquisition of Entrust, we entered into an agreement with Citigroup Global Markets Inc., which provided for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.4 billion (the "Bridge Facility"). The Bridge Facility was undrawn and terminated following the issuance of the Notes. As a result, we recognized $5 million of fees which were recorded within "Interest expense, net" on the condensed consolidated statements of operations.
COMMERCIAL PAPER
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $1.5 billion. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of July 3, 2026, and January 2, 2026, we did not have any Commercial Paper Notes outstanding.
COVENANTS
The Revolving Facility, Commercial Paper Notes, senior unsecured term loan and notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances.
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
We were in compliance with all financial covenants as of July 3, 2026.
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

(in millions)	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
Balance at January 3, 2025	$(98)	$1	$(13)	$(110)
Other comprehensive income (loss)	74	1	(3)	72
Taxes	(8)	(1)	1	(8)
Reclassification from AOCI	—	(4)	—	(4)
Balance at January 2, 2026	(32)	(3)	(15)	(50)
Other comprehensive income	13	—	20	33
Taxes	(1)	—	(5)	(6)
Balance at July 3, 2026	$(20)	$(3)	$—	$(23)
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On February 11, 2026, the Plan completed a full buy-out, thus relieving the Company of future pension obligations. As a result, we recognized a $23 million settlement loss primarily related to the unamortized loss previously recorded within AOCI. The settlement loss was recorded in "Other income (expense), net" in the condensed consolidated statements of operations.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
(in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Basic weighted average number of shares outstanding	126	129	126	129
Dilutive common share equivalents—stock options and other stock awards	—	1	1	1
Diluted weighted average number of shares outstanding	126	130	127	130
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were less than 1.0 million for the three and six months ended July 3, 2026, and less than 0.5 million for the three and six months ended July 4, 2025.
During the three and six months ended July 3, 2026, we made open market repurchases of our common stock for an aggregate purchase price of $66 million and $266 million, respectively. All repurchased shares were immediately retired. There were no open market repurchases during the three and six months ended July 4, 2025.
In fiscal 2025, we entered into an accelerated share repurchase agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received 3.6 million shares.
Note 9–Income Taxes
The effective tax rate was 21.1% for the three months ended July 3, 2026, compared to 24.1% for the three months ended July 4, 2025, and 21.5% for the six months ended July 3, 2026, compared to 23.9% for the six months ended July 4, 2025. The decrease in both periods was primarily due to a decrease in unrecognized tax benefits.
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
The following table summarizes business segment information for the periods presented:

	Three Months Ended July 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Revenues	$1,499	$1,086	$1,018	$955	$4,558
Less:
Direct labor	386	197	222	214	1,019
Amortization of intangible assets	7	3	19	11	40
Other segment expense	964	632	685	646	2,927
Segment operating income	$142	$254	$92	$84	$572

Corporate expense					58
Total operating income					$514

	Three Months Ended July 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Revenues	$1,408	$1,175	$771	$899	$4,253
Less:
Direct labor	374	199	161	204	938
Amortization of intangible assets	7	6	7	12	32
Other segment expense	892	667	539	605	2,703
Segment operating income	$135	$303	$64	$78	$580

Corporate expense					9
Total operating income					$571

Leidos Holdings, Inc.	21

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended July 3, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Revenues	$3,012	$2,274	$1,834	$1,838	$8,958
Less:
Direct labor	786	397	400	438	2,021
Amortization of intangible assets	15	7	26	22	70
Other segment expense	1,923	1,332	1,283	1,232	5,770
Segment operating income	$288	$538	$125	$146	$1,097

Corporate expense					75
Total operating income					$1,022

	Six Months Ended July 4, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Revenues	$2,816	$2,363	$1,541	$1,778	$8,498
Less:
Direct labor	757	405	323	412	1,897
Amortization of intangible assets	12	12	14	24	62
Other segment expense	1,780	1,355	1,079	1,190	5,404
Segment operating income	$267	$591	$125	$152	$1,135

Corporate expense					34
Total operating income					$1,101
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
Asset information by segment is not a key measure of performance used by the CODM.

22	Leidos Holdings, Inc.

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
Defense Contract Audit Agency
As of July 3, 2026, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2024 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of July 3, 2026, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
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
COMMITMENTS
As of July 3, 2026, we have outstanding letters of credit of $111 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $154 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of July 3, 2026, we invested $18 million in an investment fund as a limited partner and have committed to invest an additional $82 million over the next five years. The timing of our capital contributions is uncertain.
As of July 3, 2026, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending (in millions)
2026 (remainder of year)	$134
2027	48
2028	73
2029	9
2030	—
2031 and thereafter	1
$265

Leidos Holdings, Inc.	23

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
OVERVIEW
Leidos is an industry and technology leader serving government and commercial customers with smarter, more efficient digital and mission innovations. Headquartered in Reston, Virginia, with 50,000 global employees, we pursue strategic growth across five pillars: defense tech; energy infrastructure; cyber; mission and digital solutions; and managed health services. Our customers include the U.S. Department of War (“DoW”), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses.
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
BUSINESS ENVIRONMENT AND TRENDS
U.S. GOVERNMENT MARKETS
During the three and six months ended July 3, 2026, we generated approximately 83% and 85%, respectively, of total revenues from contracts with the U.S. government, as compared to 87% for both the three and six months ended July 4, 2025. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
While Congress continues to advance the government fiscal year 2027 appropriations bills, it is increasingly expected that lawmakers will rely on a short-term continuing resolution ("CR") to keep the government funded beyond the September 30, 2026 deadline. Failure to pass the appropriations bills or a CR by September 30, 2026, will result in a full or partial federal government shutdown.

24	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
INTERNATIONAL MARKETS
Sales to customers in international markets represented approximately 9% and 8% of total revenues for the three and six months ended July 3, 2026, respectively, and as compared to 8% of total revenues for both the three and six months ended July 4, 2025. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
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
RESULTS OF OPERATIONS
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended			Six Months Ended
(dollars in millions)	July 3, 2026	July 4, 2025	Percent change	July 3, 2026	July 4, 2025	Percent change
Revenues	$4,558	$4,253	7.2%	$8,958	$8,498	5.4%
Operating income	514	571	(10.0%)	1,022	1,101	(7.2%)
Non-operating expense, net	(63)	(53)	18.9%	(142)	(105)	35.2%
Income before income taxes	451	518	(12.9%)	880	996	(11.6%)
Income tax expense	(95)	(125)	(24.0%)	(189)	(238)	(20.6%)
Net income	356	393	(9.4%)	691	758	(8.8%)
Net income attributable to Leidos common stockholders	$354	$391	(9.5)%	$682	$754	(9.5)%
Operating margin	11.3%	13.4%		11.4%	13.0%
SEGMENT AND CORPORATE RESULTS

	Three Months Ended			Six Months Ended
Intelligence & Digital (dollars in millions)	July 3, 2026	July 4, 2025	Percent change	July 3, 2026	July 4, 2025	Percent change
Revenues	$1,499	$1,408	6.5%	$3,012	$2,816	7.0%
Operating income	142	135	5.2%	288	267	7.9%
Operating margin	9.5%	9.6%		9.6%	9.5%
The increase in revenues and operating income for the three months ended July 3, 2026, as compared to the three months ended July 4, 2025, was primarily attributable to program wins, partially offset by the completion of certain contracts.
The increase in revenues for the six months ended July 3, 2026, as compared to the six months ended July 4, 2025, was primarily attributable to program wins and $27 million of increased revenues recognized from the acquisition of Savanna Industries, Inc. ("Kudu Dynamics"), partially offset by the completion of certain contracts.
The increase in operating income for the six months ended July 3, 2026, as compared to the six months ended July 4, 2025, was primarily attributable to program wins and improved margins from program mix, partially offset by the completion of certain contracts.

Leidos Holdings, Inc.	25

PART I—FINANCIAL INFORMATION

	Three Months Ended			Six Months Ended
Health (dollars in millions)	July 3, 2026	July 4, 2025	Percent change	July 3, 2026	July 4, 2025	Percent change
Revenues	$1,086	$1,175	(7.6%)	$2,274	$2,363	(3.8%)
Operating income	254	303	(16.2%)	538	591	(9.0%)
Operating margin	23.4%	25.8%		23.7%	25.0%
The decrease in revenues and operating income for the three and six months ended July 3, 2026, as compared to the three and six months ended July 4, 2025, was primarily attributable to a net decrease in volumes.

	Three Months Ended			Six Months Ended
Homeland (dollars in millions)	July 3, 2026	July 4, 2025	Percent change	July 3, 2026	July 4, 2025	Percent change
Revenues	$1,018	$771	32.0%	$1,834	$1,541	19.0%
Operating income	92	64	43.8%	125	125	—%
Operating margin	9.0%	8.3%		6.8%	8.1%
The increase in revenues for the three months ended July 3, 2026, as compared to the three months ended July 4, 2025, was primarily attributable to a net increase in volumes, program wins, $141 million recognized from the acquisition of Entrust and a $14 million favorable impact from exchange rate movements, partially offset by the completion of certain contracts.
The increase in revenues for the six months ended July 3, 2026, as compared to the six months ended July 4, 2025, was primarily attributable to a net increase in volumes, program wins, $152 million recognized from the acquisition of Entrust and a $37 million favorable impact from exchange rate movements, partially offset by the completion of certain contracts and write-downs on certain programs.
The increase in operating income for the three and six months ended July 3, 2026, as compared to the three and six months ended July 4, 2025, was primarily attributable to a net increase in volumes, program wins and the contribution from the acquisition of Entrust. The increase was partially offset by increased amortization, acquisition and restructuring expenses.

	Three Months Ended			Six Months Ended
Defense (dollars in millions)	July 3, 2026	July 4, 2025	Percent change	July 3, 2026	July 4, 2025	Percent change
Revenues	$955	$899	6.2%	$1,838	$1,778	3.4%
Operating income	84	78	7.7%	146	152	(3.9%)
Operating margin	8.8%	8.7%		7.9%	8.5%
The increase in revenues for the three and six months ended July 3, 2026, as compared to the three and six months ended July 4, 2025, was primarily attributable to program wins and increased volumes on existing contracts, partially offset by the completion of certain contracts.
The increase in operating income for the three months ended July 3, 2026, as compared to the three months ended July 4, 2025, was primarily attributable to program wins, partially offset by the completion of certain contracts.
The decrease in operating income for the six months ended July 3, 2026, as compared to the six months ended July 4, 2025, was primarily attributable to the completion of higher-margin contracts, partially offset by program wins.

	Three Months Ended			Six Months Ended
Corporate (dollars in millions)	July 3, 2026	July 4, 2025	Percent change	July 3, 2026	July 4, 2025	Percent change
Operating loss	$(58)	$(9)	NM	$(75)	$(34)	120.6%
NM - Not Meaningful
The increase in operating loss for the three months ended July 3, 2026, as compared to the three months ended July 4, 2025, was primarily attributable to the receipt of a $25 million insurance reimbursement in the prior year for legal costs primarily incurred prior to fiscal year 2025, and increased acquisition and integration costs in the current year.

26	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
The increase in operating loss for the six months ended July 3, 2026, as compared to the six months ended July 4, 2025, was primarily attributable to higher insurance reimbursements for legal costs in the prior year, and increased acquisition and integration costs in the current year.
NON-OPERATING EXPENSE, NET
Non-operating expense, net for the three months ended July 3, 2026, was $63 million as compared to $53 million for the three months ended July 4, 2025. The increase was primarily attributable to increased interest expense from the termination of our senior unsecured bridge loan facility and issuance of our $600 million and $800 million senior notes.
Non-operating expense, net for the six months ended July 3, 2026, was $142 million as compared to $105 million for the six months ended July 4, 2025. The increase was primarily attributable to a $23 million settlement loss from the buy-out of our UK defined benefit pension plan and increased interest expense from the termination of our senior unsecured bridge loan facility and issuance of our $600 million and $800 million senior notes.
PROVISION FOR INCOME TAXES
The effective tax rate was 21.1% for the three months ended July 3, 2026, compared to 24.1% for the three months ended July 4, 2025, and 21.5% for the six months ended July 3, 2026, compared to 23.9% for the six months ended July 4, 2025. The decrease in both periods was primarily due to a decrease in unrecognized tax benefits.
BOOKINGS AND BACKLOG
We recorded net bookings worth an estimated $4.9 billion and $8.2 billion during the three and six months ended July 3, 2026, respectively, as compared to $3.9 billion and $6.0 billion for the three and six months ended July 4, 2025, respectively.
The estimated value of our total backlog was as follows:

	July 3, 2026			July 4, 2025
(in millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Intelligence & Digital	$1,922	$16,492	$18,414	$1,667	$16,081	$17,748
Health	1,242	5,369	6,611	504	7,522	8,026
Homeland	3,669	6,261	9,930	2,918	6,920	9,838
Defense	3,390	10,366	13,756	2,033	8,565	10,598
Total	$10,223	$38,488	$48,711	$7,122	$39,088	$46,210
Backlog at July 3, 2026, includes amounts acquired as part of the Entrust transaction. As of March 27, 2026, the acquisition date, Entrust had $371 million of backlog that was included within the Homeland reportable segment.
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
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW OF LIQUIDITY
As of July 3, 2026, we had $748 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1.5 billion in additional borrowing, if required, and a commercial paper program under which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $1.5 billion, with maturities of up to 397 days from the date of issuance. As of July 3, 2026, and January 2, 2026, there were no borrowings outstanding under the revolving credit facility and no Commercial Paper Notes outstanding.
We had outstanding debt of $6.0 billion and $4.6 billion at July 3, 2026, and January 2, 2026, respectively. In March 2026, we issued and sold $600 million 4.10% and $800 million 5.00% senior unsecured notes maturing in March 2029 and March 2036,

Leidos Holdings, Inc.	27

PART I—FINANCIAL INFORMATION
respectively. The annual interest rate is payable on a semi-annual basis. The proceeds from the notes were used to fund a portion of the consideration payable in connection with the acquisition of Entrust and for general corporate purposes.
We made $5 million and $10 million principal payments on our long-term debt during the three and six months ended July 3, 2026, respectively, and $30 million and $559 million during the three and six months July 4, 2025, respectively. The activity for the six months ended July 4, 2025, included a $500 million payment to discharge the $500 million notes due May 2025.
Our senior unsecured revolving credit facility, Commercial Paper Notes, senior unsecured term loan and notes outstanding as of July 3, 2026, contain financial covenants and customary restrictive covenants. We were in compliance with all financial covenants as of July 3, 2026.
We paid dividends of $55 million and $110 million during the three and six months ended July 3, 2026, respectively, and $52 million and $105 million for the three and six months ended July 4, 2025, respectively.
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
We made open market repurchases of our common stock for an aggregate purchase price of $66 million and $266 million during the three and six months ended July 3, 2026, respectively. During the three and six months ended July 4, 2025, we did not make any open market repurchases; however, we repurchased $500 million of shares under an accelerated share repurchase agreement during the six months ended July 4, 2025.
During the three and six months ended July 3, 2026, we invested $12 million and $18 million, respectively, in an investment fund as a limited partner. In connection with this investment, we have committed to invest an additional $82 million over the next five years. We expect to fund this investment with cash on hand and cash generated through our operations.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
SUMMARY OF CASH FLOWS
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Six Months Ended
(in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net cash provided by operating activities	$793	$486	$1,094	$544
Net cash used in investing activities	(38)	(314)	(2,397)	(336)
Net cash (used in) provided by financing activities	(423)	(83)	970	(193)
Net cash provided by operating activities increased $307 million and $550 million for the three and six months ended July 3, 2026, respectively when compared to the prior year. The increases were primarily due to favorable changes in working capital, excess tax payments made in the prior year and the timing of payroll and employee benefit payments.
Net cash used in investing activities decreased $276 million for the three months ended July 3, 2026, when compared to the prior year quarter primarily due to $285 million of net cash paid related to the acquisition of Kudu Dynamics in the prior year quarter.
Net cash used in investing activities increased $2,061 million for the six months ended July 3, 2026, when compared to the prior year. The increase was primarily due to $2,338 million of cash paid in connection with the acquisition of Entrust, net of cash acquired.
Net cash used in financing activities increased $340 million for the three months ended July 3, 2026, when compared to the prior year quarter. The increase was primarily due to a $300 million repayment on our commercial paper program.

28	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
Net cash provided by financing activities increased $1,163 million for the six months ended July 3, 2026, when compared to the prior year. The increase was primarily due to a net increase of $941 million in cash inflows from debt activity, consisting of proceeds from debt issuances and payments for borrowings and debt issuance costs. The increase was also related to $234 million net decrease in stock repurchases, primarily attributable to the prior year accelerated share repurchase activities.
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

Senior unsecured unregistered debt securities issued by Leidos, Inc.:
$250 million 7.125% notes, due July 2032
$300 million 5.500% notes, due July 2033
Additionally, Leidos, Inc. has fully and unconditionally guaranteed debt securities of Leidos Holdings, Inc. that were issued pursuant to transactions that were not registered under the Securities Act of 1933, as amended. The following is a list of unregistered debt securities guaranteed by Leidos, Inc.

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

Leidos Holdings, Inc.	29

PART I—FINANCIAL INFORMATION
BALANCE SHEET INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

(in millions)	July 3, 2026	January 2, 2026
Total current assets	$2,845	$3,036
Goodwill	5,424	5,666
Other long-term assets	1,145	1,250
Total assets	$9,414	$9,952

Total current liabilities	$2,169	$1,954
Long-term debt, net of current portion	6,009	4,628
Intercompany payables	5,324	4,706
Other long-term liabilities	930	942
Total liabilities	$14,432	$12,230
STATEMENT OF OPERATIONS INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

Six Months Ended
(in millions)	July 3, 2026
Revenues, net	$5,473
Operating income	400
Net loss attributable to Leidos common stockholders	(25)
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
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 3, 2026. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On March 27, 2026, we completed the acquisition of Entrust and are in the process of integrating the company into our system of internal control over financial reporting.
Other than the Entrust integration, there have been no changes in our internal control over financial reporting during the quarter ended July 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(b)None
(c)Purchases of Equity Securities by the Issuer
The following table presents information related to the repurchases of our common stock during the quarter ended July 3, 2026.

Period	Total Number of Shares(1) (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 4, 2026 - April 30, 2026	—	$—	—	512,468
May 1, 2026 - May 31, 2026	512,469 (3)	128.04	512,469	—
June 1, 2026 - June 30, 2026	31,440	107.12	—	—
July 1, 2026 - July 3, 2026	—	—	—	—
Total	543,909	$126.83	512,469
(1)The total number of shares purchased includes shares surrendered to satisfy statutory tax withholding obligations related to vesting of restricted stock units.
(2)In February 2022, our Board of Directors authorized a share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion. In July 2026, our Board of Directors authorized a revised share repurchase program of up to 20 million shares of our outstanding common stock. This updated authorization replaced the 2022 authorization with the same terms as the 2022 authorization.
(3)On July 31, 2026, our Board of Directors ratified the purchase of one share of common stock inadvertently purchased in excess of the previously authorized share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

32	Leidos Holdings, Inc.

PART II—OTHER INFORMATION
Item 5. Other Information
RULE 10B5-1 TRADING ARRANGEMENT
During the three months ended July 3, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Leidos Holdings, Inc.	33

PART II—OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit
22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to our Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2026.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

34	Leidos Holdings, Inc.

PART II—OTHER INFORMATION
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 4, 2026
Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer

Leidos Holdings, Inc.	35