Form 10-Q
period 2026-10-02
Leidos Holdings, Inc.
filed 2026-11-03
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of October 27, 2026, was 121,994,697 shares of common stock ($0.0001 par value per share).

LEIDOS HOLDINGS, INC. FORM 10-Q

Part I—Financial Information
Item 1. Financial Statements
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except share and per share data)	October 2, 2026	January 2, 2026
Assets:
Cash and cash equivalents	$630	$1,108
Receivables, net	2,944	2,708
Inventory, net	90	342
Other current assets	512	656
Assets held for sale	904	—
Total current assets	5,080	4,814
Property, plant and equipment, net	913	961
Intangible assets, net	879	458
Goodwill	7,725	6,342
Operating lease right-of-use assets, net	475	526
Other long-term assets	394	392
Total assets	$15,466	$13,493
Liabilities:
Accounts payable and accrued liabilities	$2,175	$1,988
Accrued payroll and employee benefits	813	819
Current portion of long-term debt	18	20
Liabilities held for sale	171	—
Total current liabilities	3,177	2,827
Long-term debt, net of current portion	6,009	4,628
Operating lease liabilities	537	587
Other long-term liabilities	518	489
Total liabilities	10,241	8,531
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 121,996,926 and 126,380,657 shares issued and outstanding at October 2, 2026, and January 2, 2026, respectively	—	—
Additional paid-in capital	—	319
Retained earnings	5,197	4,647
Accumulated other comprehensive loss	(25)	(50)
Total Leidos stockholders’ equity	5,172	4,916
Non-controlling interest	53	46
Total stockholders' equity	5,225	4,962
Total liabilities and stockholders' equity	$15,466	$13,493
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	1

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(unaudited; in millions, except per share data)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Revenues	$4,630	$4,469	$13,588	$12,967
Cost of revenues	3,810	3,648	11,190	10,607
Selling, general and administrative expenses	262	290	768	737
Acquisition, integration and restructuring costs	12	4	74	10
Equity earnings of non-consolidated subsidiaries	(7)	(8)	(19)	(23)
Operating income	553	535	1,575	1,636
Non-operating expense:
Interest expense, net	(67)	(51)	(191)	(155)
Other expense, net	(4)	—	(22)	(1)
Income before income taxes	482	484	1,362	1,480
Income tax expense	(69)	(115)	(258)	(353)
Net income	413	369	1,104	1,127
Less: net income attributable to non-controlling interest	3	2	12	6
Net income attributable to Leidos common stockholders	$410	$367	$1,092	$1,121

Earnings per share:
Basic	$3.31	$2.87	$8.74	$8.69
Diluted	3.28	2.82	8.67	8.62
See accompanying notes to condensed consolidated financial statements.

2	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(unaudited; in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net income	$413	$369	$1,104	$1,127
Foreign currency translation adjustments	(2)	(4)	10	60
Unrecognized loss on derivative instruments	—	(2)	—	(4)
Pension adjustments	—	1	15	—
Total other comprehensive income (loss), net of taxes	(2)	(5)	25	56
Comprehensive income	411	364	1,129	1,183
Less: net income attributable to non-controlling interest	3	2	12	6
Comprehensive income attributable to Leidos common stockholders	$408	$362	$1,117	$1,177
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	3

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at January 2, 2026	126	$319	$4,647	$(50)	$4,916	$46	$4,962
Net income	—	—	328	—	328	7	335
Other comprehensive income, net of taxes	—	—	—	25	25	—	25
Issuances of stock	1	17	—	—	17	—	17
Repurchases of stock and other	(1)	(244)	—	—	(244)	—	(244)
Dividends of $0.43 per share	—	—	(54)	—	(54)	—	(54)
Stock-based compensation	—	25	—	—	25	—	25
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at April 3, 2026	126	$117	$4,921	$(25)	$5,013	$51	$5,064
Net income	—	—	354	—	354	2	356
Other comprehensive income, net of taxes	—	—	—	2	2	—	2
Issuances of stock	—	18	—	—	18	—	18
Repurchases of stock and other	(1)	(73)	—	—	(73)	—	(73)
Dividends of $0.43 per share	—	—	(56)	—	(56)	—	(56)
Stock-based compensation	—	26	—	—	26	—	26
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at July 3, 2026	125	$88	$5,219	$(23)	$5,284	$52	$5,336
Net income	—	—	410	—	410	3	413
Other comprehensive loss, net of taxes	—	—	—	(2)	(2)	—	(2)
Issuances of stock	—	13	—	—	13	—	13
Repurchases of stock and other	(3)	(129)	(379)	—	(508)	—	(508)
Dividends of $0.43 per share	—	—	(53)	—	(53)	—	(53)
Stock-based compensation	—	28	—	—	28	—	28
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at October 2, 2026	122	$—	$5,197	$(25)	$5,172	$53	$5,225

4	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY [CONTINUED]

(unaudited; in millions, except per share data)	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at January 3, 2025	131	$1,112	$3,410	$(110)	$4,412	$48	$4,460
Net income	—	—	363	—	363	2	365
Other comprehensive income, net of taxes	—	—	—	27	27	—	27
Issuances of stock	1	17	—	—	17	—	17
Repurchases of stock and other	(3)	(531)	—	—	(531)	—	(531)
Dividends of $0.40 per share	—	—	(52)	—	(52)	—	(52)
Stock-based compensation	—	21	—	—	21	—	21
Net capital distributions to non-controlling interest	—	—	—	—	—	(5)	(5)
Balance at April 4, 2025	129	$619	$3,721	$(83)	$4,257	$45	$4,302
Net income	—	—	391	—	391	2	393
Other comprehensive income, net of taxes	—	—	—	34	34	—	34
Issuances of stock	—	16	—	—	16	—	16
Repurchases of stock and other	(1)	(10)	—	—	(10)	—	(10)
Dividends of $0.40 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	25	—	—	25	—	25
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at July 4, 2025	128	$650	$4,061	$(49)	$4,662	$45	$4,707
Net income	—	—	367	—	367	2	369
Other comprehensive loss, net of taxes	—	—	—	(5)	(5)	—	(5)
Issuances of stock	—	15	—	—	15	—	15
Repurchases of stock and other	—	(103)	—	—	(103)	—	(103)
Dividends of $0.40 per share	—	—	(53)	—	(53)	—	(53)
Stock-based compensation	—	26	—	—	26	—	26
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at October 3, 2025	128	$588	$4,375	$(54)	$4,909	$45	$4,954

See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	5

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(unaudited; in millions)	October 2, 2026	October 3, 2025
Cash flows from operations:
Net income	$1,104	$1,127
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	229	215
Stock-based compensation	79	72
Deferred income taxes	13	288
Net loss on pension plan settlement	20	—
Other	27	7
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(158)	(297)
Other current assets and other long-term assets	58	26
Accounts payable and accrued liabilities and other long-term liabilities	18	(108)
Accrued payroll and employee benefits	(12)	(10)
Income taxes receivable/payable	239	(65)
Net cash provided by operating activities	1,617	1,255
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(2,338)	(292)
Payments for property, equipment and software	(110)	(82)
Divestiture of a business	4	—
Net proceeds from sale of assets	4	—
Other	(5)	2
Net cash used in investing activities	(2,445)	(372)
Cash flows from financing activities:
Proceeds from debt issuance	1,397	997
Repayments of borrowings	(15)	(1,014)
Payments for debt issuance costs	(15)	(7)
Dividend payments	(162)	(156)
Repurchases of stock and other	(819)	(639)
Proceeds from issuances of stock	47	47
Net capital distributions to non-controlling interests	(5)	(9)
Other	(7)	(7)
Net cash provided by (used in) financing activities	421	(788)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	11
See accompanying notes to condensed consolidated financial statements.

6	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Nine Months Ended
(unaudited; in millions)	October 2, 2026	October 3, 2025
Net (decrease) increase in cash, cash equivalents and restricted cash, including cash classified in current assets held for sale	(407)	106
Less: change in cash balances classified as assets held for sale	23	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(430)	106
Cash, cash equivalents and restricted cash at beginning of period	1,204	991
Cash, cash equivalents and restricted cash at end of period	774	1,097
Less: restricted cash at end of period	144	123
Cash and cash equivalents at end of period	$630	$974

Supplementary cash flow information:
Cash paid for income taxes	$31	$179
Cash paid for interest	214	177
Non-cash investing activity:
Property, plant and equipment additions	$6	$4
Non-cash financing activity:
Finance lease obligations	$1	$—
See accompanying notes to condensed consolidated financial statements.

Leidos Holdings, Inc.	7

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
We have a controlling interest in Hanford Mission Integration Solutions, LLC ("HMIS"), a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. The financial results for HMIS are consolidated into our unaudited condensed consolidated financial statements. The financial results of all voting interest entities in which Leidos has a controlling voting interest ("subsidiaries") and a variable interest entity ("VIE") in which Leidos is the primary beneficiary are also consolidated into our unaudited condensed consolidated financial statements. The consolidated balances of the VIE are not material to the unaudited condensed consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We combined "Deferred tax assets" with "Other long-term assets" and "Deferred tax liabilities" with "Other long-term liabilities" in the condensed consolidated balance sheets. Additionally, we combined "Asset impairment charges" with "Selling, general and administrative expenses" in the condensed consolidated statements of operations, and with "other" in the condensed consolidated statements of cash flows.
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
The amendments in this update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be adopted either prospectively or retrospectively. Early adoption is permitted. We plan to adopt these amendments using the prospective method for annual disclosures in fiscal 2027 and interim disclosures in fiscal 2028. These amendments are expected to result in significant additional disclosures in both annual and interim financial statements.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Favorable impact	$41	$52	$124	$147
Unfavorable impact	(18)	(32)	(84)	(89)
Net impact to income before income taxes	$23	$20	$40	$58

Impact on diluted EPS attributable to Leidos common stockholders	$0.14	$0.11	$0.24	$0.34
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.

Leidos Holdings, Inc.	9

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue Recognized from Prior Obligations
We recognized revenue of $21 million and $22 million from performance obligations satisfied in previous periods for the three and nine months ended October 2, 2026, respectively, compared to $18 million and $32 million for the three and nine months ended October 3, 2025, respectively. The changes primarily relate to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
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
As of October 2, 2026, we had $21 billion of RPO and expect to recognize approximately 64% and 83% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
DISAGGREGATION OF REVENUES
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended October 2, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
DoW and U.S. Intelligence Community	$1,127	$231	$21	$938	$2,317
Other U.S. government agencies(1)	394	825	303	22	1,544
Commercial and non-U.S. customers	13	12	699	32	756
Total	$1,534	$1,068	$1,023	$992	$4,617

	Three Months Ended October 3, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
DoW and U.S. Intelligence Community	$1,078	$242	$26	$897	$2,243
Other U.S. government agencies(1)	420	948	258	26	1,652
Commercial and non-U.S. customers	13	15	490	36	554
Total	$1,511	$1,205	$774	$959	$4,449
(1) Includes federal government agencies other than the DoW and U.S. Intelligence Community, as well as state and local government agencies.

10	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended October 2, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
DoW and U.S. Intelligence Community	$3,302	$699	$59	$2,662	$6,722
Other U.S. government agencies(1)	1,176	2,601	873	68	4,718
Commercial and non-U.S. customers	42	42	1,924	100	2,108
Total	$4,520	$3,342	$2,856	$2,830	$13,548

	Nine Months Ended October 3, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
DoW and U.S. Intelligence Community	$3,011	$763	$62	$2,531	$6,367
Other U.S. government agencies(1)	1,257	2,748	813	94	4,912
Commercial and non-U.S. customers	33	47	1,439	112	1,631
Total	$4,301	$3,558	$2,314	$2,737	$12,910
(1) Includes federal government agencies other than the DoW and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended October 2, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Cost-reimbursement and fixed-price-incentive-fee	$924	$383	$219	$571	$2,097
Firm-fixed-price	358	648	493	332	1,831
Time-and-materials and fixed-price-level-of-effort	252	37	311	89	689
Total	$1,534	$1,068	$1,023	$992	$4,617

	Three Months Ended October 3, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Cost-reimbursement and fixed-price-incentive-fee	$878	$385	$170	$561	$1,994
Firm-fixed-price	390	786	433	303	1,912
Time-and-materials and fixed-price-level-of-effort	243	34	171	95	543
Total	$1,511	$1,205	$774	$959	$4,449

	Nine Months Ended October 2, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Cost-reimbursement and fixed-price-incentive-fee	$2,732	$1,199	$586	$1,634	$6,151
Firm-fixed-price	1,054	2,043	1,444	935	5,476
Time-and-materials and fixed-price-level-of-effort	734	100	826	261	1,921
Total	$4,520	$3,342	$2,856	$2,830	$13,548

Leidos Holdings, Inc.	11

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended October 3, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Cost-reimbursement and fixed-price-incentive-fee	$2,466	$1,166	$495	$1,606	$5,733
Firm-fixed-price	1,088	2,282	1,300	838	5,508
Time-and-materials and fixed-price-level-of-effort	747	110	519	293	1,669
Total	$4,301	$3,558	$2,314	$2,737	$12,910
Disaggregated revenues by geographic location were as follows:

	Three Months Ended October 2, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
United States	$1,534	$1,068	$644	$983	$4,229
International	—	—	379	9	388
Total	$1,534	$1,068	$1,023	$992	$4,617

	Three Months Ended October 3, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
United States	$1,511	$1,205	$438	$950	$4,104
International	—	—	336	9	345
Total	$1,511	$1,205	$774	$959	$4,449

	Nine Months Ended October 2, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
United States	$4,519	$3,342	$1,736	$2,802	$12,399
International	1	—	1,120	28	1,149
Total	$4,520	$3,342	$2,856	$2,830	$13,548

	Nine Months Ended October 3, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
United States	$4,300	$3,558	$1,316	$2,704	$11,878
International	1	—	998	33	1,032
Total	$4,301	$3,558	$2,314	$2,737	$12,910
Revenues by customer-type, contract-type and geographic location exclude lease income of $13 million and $40 million for the three and nine months ended October 2, 2026, respectively, and $20 million and $57 million for the three and nine months ended October 3, 2025, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

(in millions)	Balance sheet line item	October 2, 2026	January 2, 2026
Contract assets - current:
Unbilled receivables	Receivables, net	$937	$894
Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$411	$348
Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$1	$6
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The increase in unbilled receivables was primarily due to the acquisition of Entrust (see "Note 3–Acquisitions and Divestitures") and revenue recognized on certain contracts, partially offset by the timing of billings on certain contracts.
For the three and nine months ended October 2, 2026, $30 million and $266 million, respectively, of revenue recognized was included as a contract liability at January 2, 2026. For the three and nine months ended October 3, 2025, $21 million and $220 million, respectively, of revenue recognized was included as a contract liability at January 3, 2025.
Note 3–Acquisitions and Divestitures
ACQUISITIONS
Entrust Acquisition
On March 27, 2026 ("Acquisition Date"), Leidos, Inc. completed the acquisition of KENE Holdings, L.P. and KENE Parent Inc. ("Entrust") to acquire all of the equity interest of Entrust for a final purchase price of $2.4 billion in cash. Entrust is an engineering firm that provides infrastructure design, grid modernization and program management services primarily to electric, gas and pipeline utilities. This acquisition enhances existing energy infrastructure capabilities within our Homeland reportable segment.
The preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date were as follows (in millions):

Cash and cash equivalents	$47
Receivables	156
Other current assets	8
Property, plant and equipment	7
Intangible assets	630
Operating lease right-of-use assets	22
Deferred tax liabilities	(81)
Accounts payable and accrued liabilities	(75)
Accrued payroll and employee benefits	(21)
Other long-term liabilities	(20)
Total identifiable net assets acquired	673
Goodwill	1,715
Purchase price	$2,388

Leidos Holdings, Inc.	13

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of October 2, 2026, we had not finalized the determination of fair values for acquired assets and liabilities assumed, except for certain long-lived assets, including property, plant and equipment and leases. The preliminary purchase price allocation is subject to change as we complete our determination of the fair value of the acquired assets and liabilities assumed, the impact of which could be material.
The goodwill represents intellectual capital and the acquired assembled workforce, neither of which qualifies for recognition as a separate intangible asset. Of the preliminary goodwill recognized, approximately $119 million is tax deductible.
The acquired customer relationships and backlog intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows.
The following table summarizes the preliminary fair value of intangible assets acquired at the Acquisition Date and the related weighted average amortization period:

	Weighted Amortization Period	Fair Value
	(in years)	(in millions)
Customer relationships	10	$587
Backlog	2	43
Total		$630
For the three and nine months ended October 2, 2026, $142 million and $294 million, respectively, of revenues related to Entrust were recognized within the Homeland reportable segment.
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

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Revenues	$4,630	$4,610	$13,716	$13,382
Net income	418	360	1,119	1,086
Net income attributable to Leidos common stockholders	415	358	1,107	1,080
Earnings per share:
Basic	$3.35	$2.80	$8.86	$8.37
Diluted	3.32	2.75	8.79	8.31
The pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if the acquisition had been completed on January 4, 2025:
▶Acquisition-related costs of $6 million and $36 million for the three and nine months ended October 2, 2026, respectively, were excluded from the pro forma financial information for fiscal 2026 and were included in the pro forma financial information for fiscal 2025.

14	Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Kudu Dynamics Acquisition
On May 23, 2025 (the "Purchase Date"), we completed the acquisition of Savanna Industries, Inc. ("Kudu Dynamics") for purchase consideration of $293 million, net of $29 million of cash acquired. The final goodwill recognized of $231 million represents intellectual capital and the acquired assembled workforce, neither of which qualifies for recognition as a separate intangible asset. All of the goodwill recognized is tax deductible.
The following table summarizes the final fair value of intangible assets acquired at the Purchase Date and the related weighted average amortization period:

	Weighted Amortization Period	Fair Value
	(in years)	(in millions)
Programs	7	$60
Backlog	1	12
Total		$72
Acquisition, Integration and Restructuring Costs
The following expenses were incurred related to the Company's acquisitions, integration and restructuring activities:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Acquisition costs	$—	$1	$29	$1
Integration costs	7	2	7	3
Restructuring costs	5	1	38	6
Total acquisition, integration and restructuring costs	$12	$4	$74	$10
These costs were recorded within the Homeland, Health and Intelligence & Digital reportable segments and Corporate in the condensed consolidated statements of operations.
DIVESTITURES
On April 14, 2026, Leidos, Inc. entered into a Contribution and Equity Purchase Agreement with certain affiliates of Altaris, LLC to form a new joint venture. The transaction involved divesting our Security Enterprise Solutions and Industrial Automation businesses ("SES Business"), within the Homeland reportable segment, were combined with Analogic Corporation, a portfolio company of Altaris, LLC, in a newly formed joint venture. The joint venture will primarily focus on security product innovation, research and development, manufacturing, screening technologies, artificial intelligence and 3D imaging solutions.
The Company has presented the associated assets and liabilities of the SES Business as held for sale in the Company's condensed consolidated balance sheet as of October 2, 2026. The major classes of assets and liabilities classified as held for sale were as follows:

Leidos Holdings, Inc.	15

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions)	October 2, 2026
Cash and cash equivalents	$23
Receivables, net	71
Inventory, net	258
Other current assets	17
Property, plant and equipment, net	37
Intangible assets, net	112
Goodwill	336
Operating lease right-of-use assets, net	47
Other long-term assets	3
Total assets held for sale	$904

Accounts payable and accrued liabilities	$84
Accrued payroll and employee benefits	15
Operating lease liabilities	44
Other long-term liabilities	28
Total liabilities held for sale	$171
On October 5, 2026, the divestiture of the SES Business closed. Upon closing, Leidos retained a 41.5% non-controlling equity interest and Altaris holds a 58.5% interest in the new joint venture (see "Note 12–Subsequent Events"). As the divestiture of the SES Business does not represent a material strategic shift in operations, the SES Business will not be presented as a discontinued operation.
Note 4–Goodwill and Intangible Assets
GOODWILL
Beginning the first day of fiscal 2026, we completed a business realignment, which resulted in new reportable segments (see "Note 10–Business Segments").
Goodwill was allocated to reporting units within the new reportable segments based on a relative fair value approach.
The following table presents changes in the carrying amount of goodwill by reportable segment:

(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Goodwill at January 3, 2025(1)	$2,007	$1,336	$950	$1,791	$6,084
Acquisition of a business	231	—	—	—	231
Divestiture of a business	—	—	(7)	—	(7)
Foreign currency translation adjustments	—	—	34	—	34
Goodwill at January 2, 2026(1)	2,238	1,336	977	1,791	6,342
Acquisition of a business	—	—	1,715	—	1,715
Foreign currency translation adjustments	—	—	4	—	4
Transfers to assets held for sale	—	—	(336)	—	(336)
Goodwill at October 2, 2026	$2,238	$1,336	$2,360	$1,791	$7,725
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
During the three and nine months ended October 2, 2026, and October 3, 2025, there were no impairments to goodwill.
INTANGIBLE ASSETS
Intangible assets, net consisted of the following:

	October 2, 2026			January 2, 2026
(in millions)	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer Relationships	$628	$(44)	$584	$53	$(34)	$19
Programs	1,626	(1,377)	249	1,748	(1,391)	357
Backlog	55	(28)	27	12	(7)	5
Software and technology	97	(78)	19	264	(187)	77
Total intangible assets	$2,406	$(1,527)	$879	$2,077	$(1,619)	$458
Amortization expense was $35 million and $105 million for the three and nine months ended October 2, 2026, respectively, and $34 million and $96 million for the three and nine months ended October 3, 2025, respectively.
The estimated annual amortization expense as of October 2, 2026, was as follows:

Fiscal year ending (in millions)
2026 (remainder of year)	$34
2027	149
2028	145
2029	128
2030	109
2031 and thereafter	314
$879
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
As of October 2, 2026, and January 2, 2026, the fair value of debt was $5.7 billion and $4.7 billion, respectively, and the carrying amount was $6.0 billion and $4.6 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements and our credit rating (Level 2 inputs).
The assets and liabilities acquired in connection with the Entrust acquisition were measured at fair value on a non-recurring basis using Level 3 inputs (see "Note 3–Acquisitions and Divestitures").

Leidos Holdings, Inc.	17

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 6–Debt
Our debt consisted of the following:

(in millions)	Stated interest rate	Effective interest rate	October 2, 2026	January 2, 2026
Senior unsecured term loan:
$1,000 million term loan, due March 2028	5.12%	5.26%	$500	$500
Senior unsecured notes:
$600 million notes, due March 2029	4.10%	4.20%	600	—
$750 million notes, due May 2030	4.38%	4.50%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$500 million notes, due March 2032	5.40%	5.42%	500	500
$250 million notes, due July 2032	7.13%	7.43%	250	250
$750 million notes, due March 2033	5.75%	5.81%	750	750
$300 million notes, due July 2033	5.50%	5.88%	161	161
$500 million notes, due March 2035	5.50%	5.55%	500	500
$800 million notes, due March 2036	5.00%	5.03%	800	—
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	2.28%-6.31%	39	54
Less: unamortized debt discounts and deferred debt issuance costs			(41)	(35)
Total long-term debt			6,027	4,648
Less: current portion			(18)	(20)
Total long-term debt, net of current portion			$6,009	$4,628
REVOLVING CREDIT FACILITY
On February 12, 2026, we amended and restated our existing senior unsecured revolving credit facility (the “Revolving Facility”) to increase the borrowing capacity from $1.0 billion to $1.5 billion. The Revolving Facility will mature in February 2031 and permits two additional one-year extensions subject to lender consent. Borrowings under the Revolving Facility will bear interest at a rate determined, at the Company's option, based on either an alternate base rate or term SOFR rate, plus an applicable margin and is subject to an annual commitment fee rate of 0.11% on the unused credit availability. As of October 2, 2026, and January 2, 2026, there were no borrowings outstanding under the Revolving Facility.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BRIDGE FACILITY
In connection with the acquisition of Entrust, we entered into an agreement with Citigroup Global Markets Inc., which provided for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.4 billion (the "Bridge Facility"). The Bridge Facility was undrawn and terminated following the issuance of the Notes. As a result, we recognized $5 million of fees which were recorded within "Interest expense, net" in the condensed consolidated statements of operations.
COMMERCIAL PAPER
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $1.5 billion. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of October 2, 2026, and January 2, 2026, we did not have any Commercial Paper Notes outstanding.
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
We were in compliance with all financial covenants as of October 2, 2026.
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

(in millions)	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
Balance at January 3, 2025	$(98)	$1	$(13)	$(110)
Other comprehensive income (loss)	74	1	(3)	72
Taxes	(8)	(1)	1	(8)
Reclassification from AOCI	—	(4)	—	(4)
Balance at January 2, 2026	(32)	(3)	(15)	(50)
Other comprehensive income	10	—	20	30
Taxes	—	—	(5)	(5)
Balance at October 2, 2026	$(22)	$(3)	$—	$(25)
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Basic weighted average number of shares outstanding	124	128	125	129
Dilutive common share equivalents—stock options and other stock awards	1	2	1	1
Diluted weighted average number of shares outstanding	125	130	126	130
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were less than 1.0 million for the three and nine months ended October 2, 2026, and less than 0.2 million for the three and nine months ended October 3, 2025.
During the three and nine months ended October 2, 2026, we made open market repurchases of our common stock for an aggregate purchase price of $500 million and $766 million, respectively, and $100 million for both the three and nine months ended October 3, 2025. All repurchased shares were immediately retired.
In fiscal 2025, we entered into an accelerated share repurchase agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received 3.6 million shares.
Note 9–Income Taxes
The effective tax rate was 14.3% for the three months ended October 2, 2026, compared to 23.8% for the three months ended October 3, 2025, and 18.9% for the nine months ended October 2, 2026, compared to 23.9% for the nine months ended October 3, 2025. The decreases in both periods were primarily due to an increase in the federal research tax credit and a decrease in unrecognized tax benefits.
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
The following table summarizes business segment information for the periods presented:

	Three Months Ended October 2, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Revenues	$1,546	$1,068	$1,024	$992	$4,630
Less:
Direct labor	398	197	230	226	1,051
Amortization of intangible assets	5	5	15	10	35
Other segment expense	972	626	698	670	2,966
Segment operating income	$171	$240	$81	$86	$578

Corporate expense					25
Total operating income					$553

	Three Months Ended October 3, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Revenues	$1,525	$1,210	$775	$959	$4,469
Less:
Direct labor	389	201	164	214	968
Amortization of intangible assets	8	7	7	12	34
Other segment expense	987	678	554	654	2,873
Segment operating income	$141	$324	$50	$79	$594

Corporate expense					59
Total operating income					$535

Leidos Holdings, Inc.	21

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended October 2, 2026
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Revenues	$4,558	$3,342	$2,858	$2,830	$13,588
Less:
Direct labor	1,184	594	630	664	3,072
Amortization of intangible assets	20	12	41	32	105
Other segment expense	2,895	1,958	1,981	1,902	8,736
Segment operating income	$459	$778	$206	$232	$1,675

Corporate expense					100
Total operating income					$1,575

	Nine Months Ended October 3, 2025
(in millions)	Intelligence & Digital	Health	Homeland	Defense	Total
Revenues	$4,341	$3,573	$2,316	$2,737	$12,967
Less:
Direct labor	1,146	606	487	626	2,865
Amortization of intangible assets	20	19	21	36	96
Other segment expense	2,767	2,033	1,633	1,844	8,277
Segment operating income	$408	$915	$175	$231	$1,729

Corporate expense					93
Total operating income					$1,636
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
Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in indirect cost pools, which are then collectively allocated to the reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, depreciation expense is not separately disclosed in the condensed consolidated statements of operations.
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
Defense Contract Audit Agency
As of October 2, 2026, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2025 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of October 2, 2026, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
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
COMMITMENTS
As of October 2, 2026, we have outstanding letters of credit of $110 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $153 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of October 2, 2026, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending (in millions)
2026 (remainder of year)	$133
2027	47
2028	73
2029	9
2030	—
2031 and thereafter	1
$263
As of October 2, 2026, we have invested $18 million in an investment fund as a limited partner, and have committed to invest an additional $82 million before February 2031. The timing of our capital contributions is uncertain.

Leidos Holdings, Inc.	23

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 12–Subsequent Events
On October 5, 2026, Leidos closed the Contribution and Equity Purchase Agreement with Altaris, contributing the SES Business to a newly formed joint venture. In exchange for the contribution, Leidos received a 41.5% non-controlling equity interest in the joint venture, with Altaris retaining a 58.5% interest, subject to customary closing adjustments (see "Note 3–Acquisitions and Divestitures").
Leidos expects to recognize a non-operating gain of approximately $100 million in the fourth quarter of fiscal 2026 in connection with the transaction. This estimate is preliminary and subject to net working capital adjustments and potential changes in valuation, as the Company finalizes the valuation of the 41.5% retained interest. The Company will use the equity method of accounting to account for our 41.5% interest in the joint venture and will reflect our proportionate share of earnings within operating income.

24	Leidos Holdings, Inc.

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
BUSINESS ENVIRONMENT AND TRENDS
U.S. GOVERNMENT MARKETS
During the three and nine months ended October 2, 2026, we generated approximately 83% and 84%, respectively, of total revenues from contracts with the U.S. government, as compared to 87% for both the three and nine months ended October 3, 2025. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
Federal funding is secured through December 11, 2026, under a continuing resolution (“CR”) and Congress is expected to keep working on fiscal year 2027 appropriations ahead of that date. If Congress does not enact the necessary appropriations legislation or an additional CR by then, a partial or full federal government shutdown would result.

Leidos Holdings, Inc.	25

PART I—FINANCIAL INFORMATION
INTERNATIONAL MARKETS
Sales to customers in international markets represented approximately 8% of total revenues for both the three and nine months ended October 2, 2026, and October 3, 2025. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
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
RESULTS OF OPERATIONS
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 2, 2026	October 3, 2025	Percent change	October 2, 2026	October 3, 2025	Percent change
Revenues	$4,630	$4,469	3.6%	$13,588	$12,967	4.8%
Operating income	553	535	3.4%	1,575	1,636	(3.7%)
Non-operating expense, net	(71)	(51)	39.2%	(213)	(156)	36.5%
Income before income taxes	482	484	(0.4%)	1,362	1,480	(8.0%)
Income tax expense	(69)	(115)	(40.0%)	(258)	(353)	(26.9%)
Net income	413	369	11.9%	1,104	1,127	(2.0%)
Net income attributable to Leidos common stockholders	$410	$367	11.7%	$1,092	$1,121	(2.6)%
Operating margin	11.9%	12.0%		11.6%	12.6%
SEGMENT AND CORPORATE RESULTS

	Three Months Ended			Nine Months Ended
Intelligence & Digital (dollars in millions)	October 2, 2026	October 3, 2025	Percent change	October 2, 2026	October 3, 2025	Percent change
Revenues	$1,546	$1,525	1.4%	$4,558	$4,341	5.0%
Operating income	171	141	21.3%	459	408	12.5%
Operating margin	11.1%	9.2%		10.1%	9.4%
The increase in revenues for the three and nine months ended October 2, 2026, compared to the three and nine months ended October 3, 2025, was primarily attributable to program wins, partially offset by a net decrease in volumes and the completion of certain contracts.
The increase in operating income for the three and nine months ended October 2, 2026, compared to the three and nine months ended October 3, 2025, was primarily attributable to program wins and improved margins from program mix, partially offset by a net decrease in volumes and the completion of certain contracts.

26	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION

	Three Months Ended			Nine Months Ended
Health (dollars in millions)	October 2, 2026	October 3, 2025	Percent change	October 2, 2026	October 3, 2025	Percent change
Revenues	$1,068	$1,210	(11.7%)	$3,342	$3,573	(6.5%)
Operating income	240	324	(25.9%)	778	915	(15.0%)
Operating margin	22.5%	26.8%		23.3%	25.6%
The decrease in revenues and operating income for the three and nine months ended October 2, 2026, compared to the three and nine months ended October 3, 2025, was primarily attributable to reduced volumes in our managed health services programs and the reduction of related incentive fees on those programs in the second half of fiscal 2026.

	Three Months Ended			Nine Months Ended
Homeland (dollars in millions)	October 2, 2026	October 3, 2025	Percent change	October 2, 2026	October 3, 2025	Percent change
Revenues	$1,024	$775	32.1%	$2,858	$2,316	23.4%
Operating income	81	50	62.0%	206	175	17.7%
Operating margin	7.9%	6.5%		7.2%	7.6%
The increase in revenues for the three months ended October 2, 2026, compared to the three months ended October 3, 2025, was primarily attributable to a net increase in volumes, program wins, $142 million recognized from the acquisition of Entrust, and a $10 million favorable impact from exchange rate movements, partially offset by the completion of certain contracts.
The increase in revenues for the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025, was primarily attributable to $294 million recognized from the acquisition of Entrust, a net increase in volumes, program wins, and a $47 million favorable impact from exchange rate movements, partially offset by the completion of certain contracts and the divestiture of a business in the prior year.
The increase in operating income for the three months ended October 2, 2026, compared to the three months ended October 3, 2025, was primarily attributable to a net increase in volumes, partially offset by higher amortization, acquisition and restructuring expenses.
The increase in operating income for the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025, was primarily attributable to a net increase in volumes and program wins. The increase was partially offset by higher amortization, acquisition and restructuring expenses and the divestiture of a business in the prior year.
On October 5, 2026, the divestiture of the SES Business closed. Upon closing, Leidos retained a 41.5% non-controlling equity interest in the new joint venture and Altaris holds a 58.5% interest. As a result of the transaction, revenues in the fourth quarter of fiscal 2026 will be lower than they would have been had the transaction not occurred.

	Three Months Ended			Nine Months Ended
Defense (dollars in millions)	October 2, 2026	October 3, 2025	Percent change	October 2, 2026	October 3, 2025	Percent change
Revenues	$992	$959	3.4%	$2,830	$2,737	3.4%
Operating income	86	79	8.9%	232	231	0.4%
Operating margin	8.7%	8.2%		8.2%	8.4%
The increase in revenues for the three and nine months ended October 2, 2026, compared to the three and nine months ended October 3, 2025, was primarily attributable to program wins and increased volumes on existing contracts, partially offset by the completion of certain contracts.
The increase in operating income for the three months ended October 2, 2026, compared to the three months ended October 3, 2025, was primarily attributable to program wins and increased volumes on existing contracts, partially offset by the completion of certain contracts.
Operating income remained consistent between the nine months ended October 2, 2026, and the nine months ended October 3, 2025, as program wins and improved operating performance were offset by the completion of higher-margin contracts.

Leidos Holdings, Inc.	27

PART I—FINANCIAL INFORMATION

	Three Months Ended			Nine Months Ended
Corporate (dollars in millions)	October 2, 2026	October 3, 2025	Percent change	October 2, 2026	October 3, 2025	Percent change
Operating loss	$(25)	$(59)	NM	$(100)	$(93)	7.5%
NM - Not Meaningful
The decrease in operating loss for the three months ended October 2, 2026, compared to the three months ended October 3, 2025, was primarily attributable to $23 million of lower legal expenses compared to the prior year.
The increase in operating loss for the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025, was primarily attributable to increased acquisition and integration costs, partially offset by decreased legal fees in the current year.
NON-OPERATING EXPENSE, NET
Non-operating expense, net for the three months ended October 2, 2026, was $71 million compared to $51 million for the three months ended October 3, 2025. The increase was primarily due to higher interest expense from the issuance of our $600 million and $800 million senior notes.
Non-operating expense, net for the nine months ended October 2, 2026, was $213 million compared to $156 million for the nine months ended October 3, 2025. The increase was primarily due to a $23 million settlement loss from the buy-out of our UK defined benefit pension plan and higher interest expense from the termination of our senior unsecured bridge loan facility and issuance of our $600 million and $800 million senior notes.
PROVISION FOR INCOME TAXES
The effective tax rate was 14.3% for the three months ended October 2, 2026, compared to 23.8% for the three months ended October 3, 2025, and 18.9% for the nine months ended October 2, 2026, compared to 23.9% for the nine months ended October 3, 2025. The decreases in both periods were primarily due to an increase in the federal research tax credit and a decrease in unrecognized tax benefits.
BOOKINGS AND BACKLOG
We recorded net bookings worth an estimated $5.5 billion and $13.7 billion during the three and nine months ended October 2, 2026, respectively, as compared to $5.9 billion and $11.9 billion for the three and nine months ended October 3, 2025, respectively.
The estimated value of our total backlog was as follows:

	October 2, 2026			October 3, 2025
(in millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Intelligence & Digital	$2,098	$16,074	$18,172	$2,092	$17,339	$19,431
Health	1,243	5,075	6,318	1,523	6,479	8,002
Homeland	3,909	6,501	10,410	3,193	6,538	9,731
Defense	3,812	10,842	14,654	2,256	8,236	10,492
Total	$11,062	$38,492	$49,554	$9,064	$38,592	$47,656
Backlog at October 2, 2026, includes amounts acquired as part of the Entrust transaction. As of March 27, 2026, the acquisition date, Entrust had $371 million of backlog that was included within the Homeland reportable segment.
Backlog represents the revenues we expect to recognize under negotiated contracts and unissued task orders on sole source IDIQ contracts, to the extent we believe their execution and funding to be probable. Backlog does not include potential task orders expected to be awarded under multiple award IDIQ contracts.
Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

28	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW OF LIQUIDITY
As of October 2, 2026, we had $630 million in cash and cash equivalents. We have a senior unsecured revolving credit facility which can provide up to $1.5 billion in additional borrowing, if required, and a commercial paper program under which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $1.5 billion, with maturities of up to 397 days from the date of issuance. As of October 2, 2026, and January 2, 2026, there were no borrowings outstanding under the revolving credit facility and no Commercial Paper Notes outstanding.
We had outstanding debt of $6.0 billion and $4.6 billion at October 2, 2026, and January 2, 2026, respectively. In March 2026, we issued and sold $600 million 4.10% and $800 million 5.00% senior unsecured notes maturing in March 2029 and March 2036, respectively. The annual interest rate is payable on a semi-annual basis. The proceeds from the notes were used to fund a portion of the consideration payable in connection with the acquisition of Entrust and for general corporate purposes.
We made $5 million and $15 million principal payments on our long-term debt during the three and nine months ended October 2, 2026, respectively, and $455 million and $1,014 million during the three and nine months ended October 3, 2025, respectively. The activity for the three and nine months ended October 3, 2025, included a prepayment on our senior unsecured term loan of $450 million and the activity for the nine months ended October 3, 2025, also included a $500 million payment to discharge the $500 million notes due May 2025.
Our senior unsecured revolving credit facility, Commercial Paper Notes, senior unsecured term loan and notes outstanding as of October 2, 2026, contain financial covenants and customary restrictive covenants. We were in compliance with all financial covenants as of October 2, 2026.
We paid dividends of $52 million and $162 million during the three and nine months ended October 2, 2026, respectively, and $51 million and $156 million for the three and nine months ended October 3, 2025, respectively.
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
We made open market repurchases of our common stock for an aggregate purchase price of $500 million and $766 million during the three and nine months ended October 2, 2026, respectively, and $100 million for both the three and nine months ended October 3, 2025. Additionally, we repurchased $500 million of shares under an accelerated share repurchase agreement during the nine months ended October 3, 2025.
During the nine months ended October 2, 2026, we invested $18 million in an investment fund as a limited partner. No investment was made during the three months ended October 2, 2026. In connection with this investment, we have

Leidos Holdings, Inc.	29

PART I—FINANCIAL INFORMATION
committed to invest an additional $82 million before February 2031. We expect to fund this investment with cash on hand and cash generated through our operations.
For the next 12 months and beyond, we expect to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and borrowings from our commercial paper program. If needed, we may also sell accounts receivable or borrow under our revolving credit facility.
SUMMARY OF CASH FLOWS
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net cash provided by operating activities	$523	$711	$1,617	$1,255
Net cash used in investing activities	(48)	(36)	(2,445)	(372)
Net cash (used in) provided by financing activities	(549)	(595)	421	(788)
Net cash provided by operating activities decreased $188 million for the three months ended October 2, 2026, compared to the prior year quarter. The decrease was primarily due to unfavorable changes in working capital, including the timing of vendor payments, and the timing of payroll and employee benefit payments.
Net cash provided by operating activities increased $362 million for the nine months ended October 2, 2026, compared to the prior year. The increase was primarily due to favorable changes in working capital and lower tax payments of $148 million.
Net cash used in investing activities increased $12 million for the three months ended October 2, 2026, compared to the prior year quarter primarily due to higher capital expenditures, partially offset by a $7 million payment related to the acquisition of Kudu Dynamics in the prior year quarter.
Net cash used in investing activities increased $2,073 million for the nine months ended October 2, 2026, compared to the prior year. The increase was primarily due to $2,338 million of cash paid in connection with the acquisition of Entrust, net of cash acquired and higher capital expenditures.
Net cash used in financing activities decreased $46 million for the three months ended October 2, 2026, compared to the prior year quarter. The decrease was primarily due to a $450 million prepayment on our senior unsecured term loan in the prior year quarter, partially offset by a $400 million increase in stock repurchases.
Net cash provided by financing activities increased $1,209 million for the nine months ended October 2, 2026, compared to the prior year. The increase was primarily due to a net increase of $1,391 million in cash inflows from debt activity, consisting of proceeds from debt issuances and payments for borrowings and debt issuance costs. The increase was partially offset by an increase of $166 million in stock repurchases and $13 million in shares withheld for tax obligations.
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

30	Leidos Holdings, Inc.

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
BALANCE SHEET INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

(in millions)	October 2, 2026	January 2, 2026
Total current assets	$2,264	$3,036
Goodwill	5,424	5,666
Other long-term assets	1,138	1,250
Total assets	$8,826	$9,952

Total current liabilities	$2,014	$1,954
Long-term debt, net of current portion	6,009	4,628
Intercompany payables	5,663	4,706
Other long-term liabilities	916	942
Total liabilities	$14,602	$12,230

Leidos Holdings, Inc.	31

PART I—FINANCIAL INFORMATION
STATEMENT OF OPERATIONS INFORMATION FOR THE GUARANTOR AND ISSUER OF REGISTERED NOTES

Nine Months Ended
(in millions)	October 2, 2026
Revenues, net	$8,254
Operating income	647
Net income attributable to Leidos common stockholders	18
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

32	Leidos Holdings, Inc.

PART I—FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk exposure from those discussed in our Annual Report on Form 10-K for the year ended January 2, 2026.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 2, 2026. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On March 27, 2026, we completed the acquisition of Entrust and are in the process of integrating the company into our system of internal control over financial reporting.
Other than the Entrust integration, there have been no changes in our internal control over financial reporting during the quarter ended October 2, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Leidos Holdings, Inc.	33

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
(b)None
(c)Purchases of Equity Securities by the Issuer
The following table presents information related to the repurchases of our common stock during the quarter ended October 2, 2026.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs(1)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 4, 2026 - July 31, 2026	—	$—	—	20,000,000
August 1, 2026 - August 31, 2026	2,158,475	140.26	2,158,475	17,841,525
September 1, 2026 - September 30, 2026	1,479,396	133.33	1,479,396	16,362,129
October 1, 2026 - October 2, 2026	—	—	—	16,362,129
Total	3,637,871	$137.44	3,637,871
(1)In February 2022, our Board of Directors authorized a share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion. In July 2026, our Board of Directors authorized a revised share repurchase program of up to 20 million shares of our outstanding common stock. This updated authorization replaced the 2022 authorization with the same terms as the 2022 authorization. On July 31, 2026, our Board of Directors ratified the purchase of one share of common stock inadvertently purchased in excess of the previously authorized share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

34	Leidos Holdings, Inc.

PART II—OTHER INFORMATION
Item 5. Other Information
RULE 10B5-1 TRADING ARRANGEMENT
During the three months ended October 2, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Leidos Holdings, Inc.	35

PART II—OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1*
Amended and Restated Limited Liability Company Agreement of Nickel JV Ultimate Parent, LLC, dated as of October 5, 2026. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 5, 2026.

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

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request. In addition, certain portions of this agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of the agreement will be furnished to the SEC upon request.

36	Leidos Holdings, Inc.

PART II—OTHER INFORMATION
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 3, 2026
Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer

Leidos Holdings, Inc.	37